Form 10-K
period 1993-12-31
SANTA FE PACIFIC CORP
filed 1994-03-31
CIK 732639

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ------------

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                      FOR THE TRANSITION PERIOD FROM  TO
                         COMMISSION FILE NUMBER: 1-8627

                                 ------------

                          SANTA FE PACIFIC CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                               36-3258709
        (State of Incorporation)          (I.R.S. Employer Identification No.)

                              1700 East Golf Road
                        Schaumburg, Illinois 60173-5860
          (Address of principal executive offices, including zip code)

                                  708/995-6000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                ON WHICH REGISTERED
      -------------------                               ---------------------
      Common Stock, $1.00 par value                    New York Stock Exchange
                                                       Chicago Stock Exchange
                                                       Pacific Stock Exchange

                                 ------------

        Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of RegulationS-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,614.7 million on March 1, 1994, excluding stock beneficially owned by directors, officers, and beneficial owners of more than 10% of the outstanding common stock, without admission of affiliate status of such persons for any other purpose.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  Common Stock, $1.00 par value 186,217,883 shares outstanding on March 1,
1994.

  List hereunder the documents from which parts thereof have been incorporated by reference and the part of the Form 10-K into which such information is incorporated:

   Annual Report to Shareholders for the fiscal year ended
   December 31, 1993......................................  PARTS I, II, AND IV
   Proxy Statement dated March 9, 1994....................  PART III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
ITEMS 1 and 2. Business and Properties....................................   1
Rail......................................................................   1
Gold......................................................................  11
Pipeline..................................................................  20
ITEM 3.Legal Proceedings..................................................  22
ITEM 4.Submission of Matters to a Vote of Security Holders................  24
EXECUTIVE OFFICERS OF THE REGISTRANT......................................  24
PART II
ITEM 5.Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................  25
ITEM 6.Selected Financial Data............................................  26
ITEM 7.Management's Discussion and Analysis of Results of Operations and
           Financial Condition............................................  26
ITEM 8.Financial Statements and Supplementary Data........................  26
ITEM 9.Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................  26
PART III
ITEM 10.Directors and Executive Officers of the Registrant................  26
ITEM 11.Executive Compensation............................................  26
ITEM 12.Security Ownership of Certain Beneficial Owners and Management....  27
ITEM 13.Certain Relationships and Related Transactions....................  27
PART IV
ITEM 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  27
SIGNATURES................................................................ S-1
CONSOLIDATED FINANCIAL STATEMENT SCHEDULES................................ F-1
INDEX OF EXHIBITS......................................................... E-1

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

  Santa Fe Pacific Corporation ("SFP") was incorporated in the State of Delaware in 1983. A holding company, SFP owns subsidiaries engaged in three segments of business: Rail, consisting principally of The Atchison, Topeka and Santa Fe Railway Company ("Santa Fe Railway"), a major Class I railroad operating in 12 midwestern, western, and southwestern states; Gold, including Santa Fe Pacific Gold Corporation and its subsidiaries, which are engaged in the exploration for and development of gold properties and the mining and processing of gold ores; and Pipeline, reflecting SFP's interest in a refined petroleum products pipeline system operating in six western and southwestern states. Santa Fe Railway, an indirect, wholly owned subsidiary of SFP, Santa Fe Pacific Pipeline Partners, L.P., the general partner of which is an indirect, wholly owned subsidiary of SFP, and SFP Pipeline Holdings, Inc., an indirect, wholly owned subsidiary of SFP, are also subject to the filing requirements of
Section 13 of the Securities Exchange Act of 1934, as amended. At December 31, 1993, SFP and its subsidiaries had approximately 16,700 employees.

  Below is a table showing revenues and operating income for each of SFP's businesses for the years ended December 31, 1993, 1992, and 1991. Reference is made to Note 21 to the consolidated financial statements on page 31 of SFP's Annual Report to Shareholders for additional financial information including identifiable assets attributable to SFP's businesses.

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1993     1992      1991
                                                    -------- --------  --------
                                                          (IN MILLIONS)
   REVENUES BY BUSINESS:
    Rail........................................... $2,409.2 $2,251.7  $2,153.5
    Gold...........................................    298.6    220.6     179.4
    Pipeline.......................................     18.6     24.1      27.1
                                                    -------- --------  --------
   TOTAL REVENUES.................................. $2,726.4 $2,496.4  $2,360.0
                                                    ======== ========  ========
   OPERATING INCOME BY BUSINESS:
    Rail........................................... $  317.7 $  297.6  $  255.4
     Rail Special Charge...........................    --      (320.4)    --
                                                    -------- --------  --------
     Total Rail....................................    317.7    (22.8)    255.4
    Gold...........................................     86.5     76.3      59.5
    Pipeline.......................................     18.6     24.1      27.1
                                                    -------- --------  --------
   TOTAL OPERATING INCOME.......................... $  422.8 $   77.6  $  342.0
                                                    ======== ========  ========

                                      RAIL

  One of the nation's major freight railroads, Santa Fe Railway operated as of December 31, 1993, approximately 8,536 route miles of track (approximately 7,620 of which are owned route miles including easements) extending from Chicago to the Gulf of Mexico and the West Coast and operated related facilities in twelve midwestern, western, and southwestern states.

TRACK CONFIGURATION

  Santa Fe Railway has worked since 1988 to develop an efficient, high-speed, core railroad system, to consist of approximately 7,500 owned route miles, through sizable reductions in miles of track. Since December 31, 1988, Santa Fe Railway has sold over 3,800 owned route miles, reducing its owned core route mileage by one-third.

  In 1993, Santa Fe Railway and eight southern California transportation agencies completed the sale to the agencies of certain interests in approximately 340 miles of rail lines and additional property, for cash as well as relief of obligations to reimburse certain state and county agencies for capital improvements previously paid for by the agencies and the State of California. Santa Fe Railway retained all rights necessary for its freight operations in southern California. The transportation agencies plan on using the facilities acquired for commuter service. In that connection, Santa Fe Railway began a multi-year program with certain government agencies in 1993 to upgrade signalling and construct new double and triple tracks on a 60-mile segment between Fullerton and San Bernardino, California, to facilitate freight and planned commuter service over the segment. In cooperation with another government agency, Santa Fe Railway is making improvements between Richmond and Bakersfield, California, to enhance the corridor's capacity for passenger service.

  As of December 31, 1993, Santa Fe Railway's total system consisted of approximately 15,300 operated miles of track, all of which were owned by or held under easement by Santa Fe Railway except for 1,221 miles operated under trackage rights agreements with other parties. Excluding passing, yard, and switching tracks, approximately 6,485 miles or 87 percent of the main lines have been laid with 131-pound or heavier rail. Substantially all rail laid under Santa Fe Railway's rail renewal programs is continuous welded rail. At December 31, 1993, Santa Fe Railway had approximately 9,000 owned track miles of welded rail in its system.

EQUIPMENT CONFIGURATION

  Santa Fe Railway owned or had under non-cancelable leases exceeding one year the following units of rolling stock for the periods indicated:

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                             1993   1992   1991
                                                            ------ ------ ------
   Diesel Locomotives......................................  1,745  1,696  1,716
                                                            ====== ====== ======
   Freight Cars:
    Box....................................................  3,746  3,784  3,920
    Open Hopper............................................  3,529  3,665  4,162
    Covered Hopper......................................... 12,854 13,147 13,298
    Gondola................................................  3,065  2,911  3,005
    Refrigerator...........................................  3,331  3,365  3,554
    Autorack...............................................    819    819    853
    Flat...................................................  1,790  1,792  1,746
    Tank...................................................    428    464    465
                                                            ------ ------ ------
      TOTAL................................................ 29,562 29,947 31,003
                                                            ====== ====== ======
   Containers..............................................  8,503  4,570  3,514
                                                            ====== ====== ======
   Trailers................................................  5,067  5,096  4,729
                                                            ====== ====== ======
   Chassis.................................................  8,180  5,358  3,519
                                                            ====== ====== ======
   Company Service Cars....................................  1,959  1,991  2,176
                                                            ====== ====== ======

  The autoracks shown above are installed on Santa Fe Railway-owned flatcars. In addition, autoracks (owned by Santa Fe Railway or under non-cancelable leases exceeding one year) which are installed on flatcars under short-term lease from others totaled 2,759, 1,715, and 1,608 at December 31, 1993, 1992, and 1991, respectively.

  At December 31, 1993, 96 serviceable locomotives and approximately 1,130 serviceable freight cars reflected in the above table were in storage. The average ages from date of manufacture or remanufacture of the locomotive and freight car fleets at December 31, 1993, were 8.1 years and 19.0 years, respectively. These averages are not weighted to reflect the greater capacities of the newer equipment.

  A summary of Santa Fe Railway's recent ratios of locomotives and freight cars on line awaiting or undergoing repairs to the total number of locomotives or freight cars in the fleet is as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1993 1992 1991
                                                                  ---- ---- ----
   Locomotives................................................... 7.6% 7.7% 7.4%
   Freight Cars.................................................. 7.8% 7.4% 6.2%

CAPITAL EXPENDITURES AND MAINTENANCE

  Capital expenditures of Santa Fe Railway for the periods indicated were as follows:

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1993   1992   1991
                                                           ------ ------ ------
                                                              (IN MILLIONS)
   Ties................................................... $ 58.4 $ 44.5 $ 39.2
   Rail...................................................   78.8   60.2   53.5
   Ballast................................................   48.2   37.6   37.7
   Facilities.............................................  107.3   24.9   13.6
   Other Roadway..........................................   88.6   57.8   48.2
   Locomotives............................................  125.0   18.3   40.6
   Freight Cars...........................................   19.7   13.0    4.3
   Other..................................................   13.1    9.2    4.8
                                                           ------ ------ ------
       Total Capital Expenditures.........................  539.1  265.5  241.9
       Less Non-Cash Capital Expenditures(1)..............  157.6    9.5   35.2
                                                           ------ ------ ------
        Net Capital Expenditures.......................... $381.5 $256.0 $206.7
                                                           ====== ====== ======

- --------
  (1) Primarily consists of directly financed equipment acquisitions and projects reimbursed by governmental agencies and other parties.

  Santa Fe Railway's capital expenditures in 1993 were significantly higher than in 1992 due to increased spending on rail expansion projects and facilities which include the Alliance, Texas, intermodal and carload transportation center and the Hodgkins/Willow Springs, Illinois, intermodal facility. Additionally, 1993 capital expenditures reflect the purchase of 85 new locomotives valued at approximately $100 million, while in 1992, 90 new locomotives with a fair market value in excess of $100 million were acquired through an operating lease. Santa Fe Railway expects capital expenditures to exceed $550 million in 1994, including amounts expected to be reimbursed by governmental agencies. Of the $550 million, approximately $200 million is allocated for expansion projects (approximately $65 million of which are expected to be reimbursed by governmental agencies and other parties), approximately $60 million for the acquisition of 50 new locomotives, and the remainder for capital maintenance. Expansion projects include continued work on the combined intermodal facility and carload transportation center at Alliance, Texas, adjacent to the Fort Worth Alliance Airport. Completion of the new facility, which will consolidate existing local yards and terminal operations in north Texas, is scheduled for the first half of 1994. Work is also scheduled to be completed in the fall of 1994 on a 90-acre intermodal facility at Hodgkins/Willow Springs, Illinois, located adjacent to a United Parcel Service hub being constructed. Additional expansion projects include work at San Bernardino, California, on a new intermodal facility and the completion of a new automotive facility. Various line and terminal capacity improvements at other locations are also expected.

  In addition to the capital expenditures discussed above, amounts expensed for the costs, including labor, for repairs and maintenance of roadway and track structures and equipment, exclusive of depreciation, were as follows for the periods indicated:

                                                          YEAR ENDED DECEMBER
                                                                  31,
                                                          --------------------
                                                           1993   1992   1991
                                                          ------ ------ ------
                                                             (IN MILLIONS)
   Repairs and maintenance of roadway and track
    structures........................................... $234.0 $228.0 $221.5
   Repairs and maintenance of equipment.................. $287.0 $260.5 $251.0

  General Electric Company ("GE") has been maintaining locomotives for Santa Fe Railway under various maintenance agreements since September 1989 and maintained a total of 428 locomotives as of December 31, 1993. The Electro-Motive Division of General Motors Corporation ("EMD") began performing maintenance under a similar agreement in October 1990 and maintained 179 locomotives as of December 31, 1993. Additionally, Santa Fe Railway entered into a similar agreement with Morrison Knudsen Corporation ("MK") in March 1994 for the overhaul and maintenance of 278 locomotives over the next 12 years. The agreements with GE, EMD, and MK call for the work to be done at Santa Fe Railway facilities with Santa Fe Railway employees. The 50 new locomotives to be acquired in 1994 also will be maintained under agreement with GE.

  The majority of capital and maintenance of way expenditures for track have been for rail and tie refurbishment and surfacing. The extent of Santa Fe Railway's track maintenance program is depicted in the following chart:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                               1993  1992  1991
                                                               ----- ----- -----
   Track miles of rail laid...................................   324   304   251
   Ties inserted (in thousands)............................... 1,547 1,216 1,164
   Track miles surfaced....................................... 2,672 2,400 2,521

  Santa Fe Railway anticipates that its 1994 track maintenance of way program, together with expansion projects, will result in the installation of approximately 380 miles of welded rail, the replacement of about 1.5 million crossties, and the surfacing of approximately 2,450 miles of track.

OPERATING CONFIGURATION

  Santa Fe Railway operates modern facilities and equipment for maintenance of track, locomotives, and freight cars. It also owns or leases other equipment to support rail operations, such as highway trailers and vehicles. Support facilities for rail operations include yards and terminals, a centralized system operations center for dispatching, computers, telecommunications, signal systems, a locomotive management system, and transfer facilities for rail-to-rail as well as intermodal transfer of containers, trailers, and other freight traffic.

  In 1993, Santa Fe Railway consolidated train dispatching, crew planning, and fleet management at Schaumburg, Illinois, to provide the basis for operations planning at one central point. Crew management, customer service functions, and mechanical administrative functions were consolidated at Topeka, Kansas, and other transportation and maintenance of way functions were relocated to Kansas City. These consolidations, which were completed in the fall of 1993, are expected to lead to operational efficiencies, including improved utilization of assets and improved service, as well as a reduction in annual operating expenses.

EMPLOYEES AND LABOR RELATIONS

  Productivity as measured by revenue ton miles per employee has risen steadily in the last three years, and compensation and benefits expense per revenue ton mile has declined, as shown in the table below.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                               1993  1992  1991
                                                               ----- ----- -----
   Revenue ton miles/average number of employees (thousands).  6,477 6,023 5,450
   Compensation and benefits expense/revenue ton miles
    (cents)..................................................    .86   .93   .97

  Labor unions represent over 80 percent of Santa Fe Railway's employees. Major issues concerning wages, health and welfare benefits, work rules, and other matters were resolved in 1991 for substantially all of Santa Fe Railway's crafts. Following a brief industry-wide strike ended by Congressional resolution in April 1991, a Special Board created by President Bush made a binding determination to accept the recommendations of a Presidential Emergency Board which prescribed terms for settlement of the disputes.

  Key economic terms under the national settlement included wage increases totaling ten percent over the five-year life of the arrangement and a series of lump sum payments which approximate 17 percent over the life of the agreement. Rail workers agreed to pay a share of their health care costs. The settlement also increased the "basic day" miles which each conductor, brakeman, and fireman must travel to earn a day's pay by 20 percent over the five-year period. The basic day change and other provisions of the settlement partially offset the cash impact of the wage increases and lump-sum payments granted all employees covered by the settlement. The national settlement governs the parties through at least December 31, 1994.

  In 1992, a national labor dispute with the machinists union over the recommendations of Presidential Emergency Board ("PEB") No. 220 was resolved following a strike against CSX Transportation, Inc. and the subsequent shutdown of freight operations by the remaining national freight railroads. The arbitrator's decision under strike-ending Congressional legislation imposed a final and binding settlement closely following the recommendations of PEB No.
220. The settlement was in all key respects identical to the 1991 national settlements with other unions discussed above and will govern the parties through at least December 31, 1994.

  Santa Fe Railway began a major effort to improve the productivity of its train crews in September 1989 through crew consist agreements and expanded crew districts. In January 1992, members of the UTU on the Texas lines and Coast lines, the western half of Santa Fe Railway's system, ratified new agreements that further reduced the size of crews on freight trains and simplified certain work rules, while establishing additional security and benefits for employees. In September 1992, negotiations with the UTU produced another agreement updating a 1990 crew consist agreement for the remaining half of the system. Now all through freight trains on the Santa Fe Railway system not making an unusual number of stops between terminals operate with two-person crews and all other trains have only three crew members. Santa Fe Railway's average crew size has been reduced from 3.7 in 1989 to about 2.5 as of December 31, 1993.

  Locomotive engineers are not involved in the UTU agreements; Santa Fe Railway previously reached a five-year agreement with the Brotherhood of Locomotive Engineers effective January 1, 1990, settling wage and work rule issues, which agreement will govern the parties through at least December 31, 1994.

  Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. Santa Fe Railway's contributions under the Railroad Retirement System are approximately triple those in industries covered by Social Security.

  Railroad industry personnel are also covered by the Federal Employers' Liability Act ("FELA") rather than by state workers' compensation systems. FELA is a fault-based system, with compensation for injuries settled by negotiation and litigation, not subject to specific statutory limitations on the amount of recovery. By contrast, most other industries are covered under state administered no-fault plans with standard compensation schedules. Santa Fe Railway believes it has adequate reserves for its FELA claims; however, the future costs of FELA claims are uncertain and such costs could be significantly higher in the future.

BUSINESS MIX

  In serving the midwestern, western, and southwestern regions of the country, Santa Fe Railway transports a broad range of commodities derived from manufacturing, agricultural, and natural resource industries. Accordingly, Santa Fe Railway's financial performance is influenced by the economic conditions of these industries, both at the national and regional levels, as well as by the overall condition of the national and world economy. Santa Fe Railway's traffic volumes are subject to some seasonal variations and in recent years have tended to peak in March, August, and October.

  Santa Fe Railway markets both carload and intermodal service. Major markets served directly by Santa Fe Railway include Albuquerque, Chicago, Dallas, Denver, Houston, Kansas City, Los Angeles, Phoenix, the San Francisco Bay area, and the United States/Mexico crossings of El Paso and San Diego. Other major cities are served through Santa Fe Railway's Intermodal Market Extension ("IMX") terminals located at various off-line points.

  In addition to market segments where Santa Fe Railway provides direct single line service, extension of Santa Fe Railway's marketing influence beyond the end of the system is undertaken by interline rail carrier pricing and service relationships and through voluntary coordination agreements, haulage agreements, and cooperative service agreements. Santa Fe Railway currently has such agreements with Burlington Northern, Union Pacific, Conrail, Grand Trunk, Norfolk Southern, Kansas City Southern, Toledo, Peoria & Western, and Gateway Western for traffic where there is a joint marketing interest. Santa Fe Railway has thereby extended its service into the Northeast, Southeast, and Pacific Northwest, and has access to the St. Louis gateway. Santa Fe Railway's intermodal Quality Stack Service reaches the northeastern markets of Boston and Springfield, Massachusetts; Harrisburg and Morrisville, Pennsylvania; Kearney, New Jersey; and Syracuse, New York. In June 1993, Santa Fe Railway and Burlington Northern entered into a haulage agreement which gives Santa Fe Railway direct access to southeastern markets from Oklahoma to Memphis, Tennessee and Birmingham, Alabama, over Burlington Northern lines. Service is provided to both intermodal and carload customers under the agreement, with Burlington Northern crews operating Santa Fe Railway's trains, and Santa Fe Railway responsible for marketing, equipment, and billing. In 1993, Santa Fe Railway also joined with the National Railways of Mexico to provide once-a-week doublestack service for steamship customers between Los Angeles, California, and Mexico City, Mexico, via El Paso, Texas.

  Intermodal. Santa Fe Railway was one of the first railroads to enter the intermodal freight business, which consists of hauling freight containers or truck trailers by a combination of water, rail, and motor carriers. The intermodal business has become highly service-driven, and in some cases motor carriers and railroads have begun to jointly market intermodal service. Through a joint intermodal arrangement known as Quantum, Santa Fe Railway and J. B. Hunt Transport provide customers full service, customized door-to-door transportation (truck and rail), with a common communication system and integrated billing at a single rate. Both the volume of traffic and the geographic areas served have expanded significantly since the service was inaugurated in 1990. In 1993, Santa Fe Railway and J. B. Hunt Transport began container service and began moving shipments to the Southeast under Santa Fe Railway's new haulage agreement with Burlington Northern. Santa Fe Railway continues to handle intermodal shipments of intermodal cargo for KLLM, a nationwide motor carrier specializing in temperature controlled transportation. Santa Fe Railway also carries international intermodal traffic through a contract with The Rail-Bridge Corp., the doublestack operating subsidiary of "K" Line, and through contracts with Maersk, Hyundai, and OOCL. Santa Fe Railway is also one of the underlying carriers for APL Land Transport Services, providing doublestack service between Los Angeles and the Midwest.

  Santa Fe Railway's Intermodal Business Unit ("IBU") combines both marketing and operating functions relating to its intermodal business. Intermodal business accounts for over 40 percent of rail revenue. Traffic volume of intermodal units (trailer or container) increased in 1993 to over 1.22 million units, up 6.3 percent from 1992.

  Santa Fe Railway's IBU focuses on three types of intermodal business:

  . DIRECT MARKETING. Santa Fe Railway's direct marketing efforts result in approximately 41 percent of total intermodal revenue and center around Quantum, traffic contracted from United Parcel Service and the United States Postal Service, just-in-time parts service for the automotive industry, and service for nationwide LTL (less than trailer load) carriers and truckload carriers.

  . INTERMODAL MARKETING COMPANIES. Approximately 39 percent of total intermodal revenue is generated through intermodal marketing companies, primarily shipper agents and consolidators.

  . INTERNATIONAL. The IBU's international business consists primarily of traffic from steamship companies and accounts for approximately 20 percent of intermodal revenues.

  Carload. In 1992, Santa Fe Railway created a Carload Business Unit ("CBU") to complement its IBU. Besides being responsible for carload marketing, sales, and customer service functions, the CBU coordinated transportation services and equipment distribution with operating management in 1993.

  Effective January 1, 1994, Santa Fe Railway implemented organizational changes designed to meet customer expectations by more effectively coordinating its marketing and operations. The new organization is centered around four market-oriented business units: the IBU, and new automotive, bulk products, and carload commodities business units in place of the CBU. Besides marketing functions, these four units are responsible for equipment distribution and utilization, and service design, and they will operate those facilities related to their product line. The automotive unit is responsible for all automotive services and facility operations. The bulk products unit is responsible for grain, coal, and minerals. In addition to Santa Fe Railway's Quality Distribution Center ("QDC") program, the carload commodities unit is responsible for chemicals, lumber, primary metals, consumer products and related commodities.

  Santa Fe Railway's 1993 carload business included transportation of the following commodities:

  . CHEMICALS AND PETROLEUM. Chemicals for industrial and agricultural use are the two major chemical groups transported by Santa Fe Railway. Industrial chemicals are used by the automotive and housing industries, as well as by the chemical industry as feedstock for other chemical products. Major industrial chemical markets are in the East and California. Agricultural chemicals are transported over Santa Fe Railway's system primarily to the South and the Midwest, and to Texas Gulf ports for export. Santa Fe Railway also handles liquified petroleum gas (LPG) shipments from California to Arizona and from Kansas to Mexico, as well as refined petroleum products.

  . COAL. Coal shipments transported on Santa Fe Railway's lines originate principally in Wyoming, Colorado, and New Mexico on the lines of Santa Fe Railway and other rail carriers. These shipments are moved to electrical generating stations and industrial plants in the Midwest and Southwest.

  . VEHICLES AND PARTS. Santa Fe Railway handles both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, and West.

  . WHOLE GRAIN. Santa Fe Railway serves a large portion of the grain-producing regions of the nation. Santa Fe Railway transports wheat and feed grains to points in California, Kansas, Oklahoma, and Texas to be stored, milled, or fed to livestock. Santa Fe Railway also moves export wheat to Texas ports for shipment to foreign consumers.

  . MINERALS AND ORES. Sulphur generally moves via Santa Fe Railway to the Gulf Coast and thence via vessels to Florida and overseas markets for use in making phosphatic fertilizers. Potash is transported to domestic markets and to export points for markets in Canada, Mexico, and overseas. Cement and aggregates (sand and stone) generally move from Texas, Kansas, and California origins to domestic markets for use in general construction and public work projects, such as highway projects.

  . FOREST PRODUCTS. Santa Fe Railway hauls lumber, paper and paper products, and building supplies. Lumber and lumber products move between East Texas and Chicago and points east, and from the Southeast and the Northwest coast into California.

  . CONSUMER PRODUCTS. Beverages, canned goods, and grocery products are the principal food commodities moved over Santa Fe Railway's system, the greatest volume of which is eastbound traffic from California.

  . GRAIN PRODUCTS. Principal grain products hauled include corn syrup, flour, soybean meal, and vegetable oils. Flour moves from Kansas and other producing states to export points. Oils and meals generally move from the Midwest into California.

  . PRIMARY METALS. Santa Fe Railway hauls scrap metal, sheet metal, steel ingots, rods, and angle bars among other primary metals.

  Under its QDC program, Santa Fe Railway currently operates 45 warehouses, 13 steel centers, and 17 bulk transfer sites. These facilities handle a variety of manufactured, semi-manufactured, and bulk commodities and provide door-to-door delivery on an as-needed or just-in-time basis using a combination of rail cars and highway trailers. QDC operations handled approximately 24,000 carloads in 1993.

  Freight Statistics. The following tables set forth certain freight statistics relating to the rail operations of Santa Fe Railway for the periods indicated:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                               1993  1992  1991
                                                               ----- ----- -----
   Revenue ton miles (billions)............................... 93.1  85.6  80.8
   Revenue per ton-mile (cents)...............................  2.54  2.58  2.61
   Average haul per ton (miles)...............................  794   779   774

REVENUES BY BUSINESS GROUP

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1993     1992     1991
                                                     -------- -------- --------
                                                           (IN MILLIONS)
   Intermodal Business Unit:
    Direct Marketing...............................  $  404.1 $  345.7 $  290.5
    Intermodal Marketing Companies.................     376.6    398.4    402.2
    International..................................     196.1    168.2    150.1
                                                     -------- -------- --------
   Total Intermodal Business Unit..................     976.8    912.3    842.8
                                                     -------- -------- --------
   Carload Business Unit:
    Chemicals and Petroleum........................     281.3    282.7    258.6
    Coal...........................................     220.1    193.8    190.5
    Vehicles and Parts.............................     191.2    136.7    144.1
    Whole Grain....................................     160.6    143.4    145.8
    Minerals and Ores..............................     143.1    157.0    166.0
    Forest Products................................     121.6    115.9    102.7
    Consumer Products..............................     113.9    117.1    116.2
    Grain Products.................................      82.3     80.4     71.1
    Primary Metals.................................      77.6     70.3     69.8
                                                     -------- -------- --------
   Total Carload Business Unit.....................   1,391.7  1,297.3  1,264.8
                                                     -------- -------- --------
   Miscellaneous Adjustments.......................     --         3.3      5.5
                                                     -------- -------- --------
   Total Freight Revenue...........................  $2,368.5 $2,212.9 $2,113.1
                                                     ======== ======== ========

CARLOADINGS*

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1993    1992    1991
                                                         ------- ------- -------
                                                             (IN THOUSANDS)
   Intermodal Business Unit:
    Direct Marketing....................................   206.3   171.9   143.5
    Intermodal Marketing Companies......................   221.0   242.8   239.4
    International.......................................   184.0   160.4   132.6
                                                         ------- ------- -------
   Total Intermodal Business Unit.......................   611.3   575.1   515.5
                                                         ------- ------- -------
   Carload Business Unit:
    Chemicals and Petroleum.............................   164.6   164.1   153.0
    Coal................................................   351.1   316.9   305.9
    Vehicles and Parts..................................   119.1    85.5    83.4
    Whole Grain.........................................   145.7   139.5   136.0
    Minerals and Ores...................................   118.1   119.7   120.8
    Forest Products.....................................    87.6    87.8    82.3
    Consumer Products...................................    75.4    74.4    82.3
    Grain Products......................................    54.0    54.0    51.3
    Primary Metals......................................    63.8    53.1    51.7
                                                         ------- ------- -------
   Total Carload Business Unit.......................... 1,179.4 1,095.0 1,066.7
                                                         ------- ------- -------
   Total Carloadings.................................... 1,790.7 1,670.1 1,582.2
                                                         ======= ======= =======

- --------
* Each intermodal carload is equal to two intermodal units (trailers or containers).

AVERAGE REVENUE PER CAR

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1993   1992   1991
                                                           ------ ------ ------
   Intermodal Business Unit:
    Direct Marketing...................................... $1,959 $2,011 $2,024
    Intermodal Marketing Companies........................  1,704  1,641  1,681
    International.........................................  1,066  1,049  1,132
                                                           ------ ------ ------
   Total Intermodal Business Unit.........................  1,598  1,586  1,635
                                                           ------ ------ ------
   Carload Business Unit:
    Chemicals and Petroleum...............................  1,709  1,722  1,690
    Coal..................................................    627    611    623
    Vehicles and Parts....................................  1,605  1,599  1,728
    Whole Grain...........................................  1,102  1,028  1,072
    Minerals and Ores.....................................  1,212  1,312  1,374
    Forest Products.......................................  1,389  1,321  1,247
    Consumer Products.....................................  1,510  1,574  1,412
    Grain Products........................................  1,523  1,489  1,386
    Primary Metals........................................  1,216  1,323  1,349
                                                           ------ ------ ------
   Total Carload Business Unit............................  1,180  1,185  1,186
                                                           ------ ------ ------
   Average Revenue Per Car................................ $1,323 $1,323 $1,332
                                                           ====== ====== ======

  Passenger Operations. Since May 1, 1971, the National Railroad Passenger Corporation ("Amtrak") has assumed from participating railroads, including Santa Fe Railway, the responsibility for providing intercity rail passenger service. Amtrak operates numerous passenger trains daily between major points on Santa Fe Railway's system. Amtrak compensates Santa Fe Railway under an amended agreement entered into in 1989 which provides for cost reimbursements and performance incentives.

REAL ESTATE ACTIVITIES; ENCUMBRANCES

  Income net of related expenses attributable to real estate activities of Santa Fe Railway, principally sales of non-operating properties and leasing revenues, was $19.4 million for the year ended December 31, 1993, as compared to $23.9 million in 1992 and $45.6 million in 1991. Santa Fe Railway's non-operating properties, which include over 1.4 million acres of mountain and desert lands with possible mineral potential in California, Nevada, and Utah (which lands are subject to an exploration agreement or mineral leases with Santa Fe Pacific Gold Corporation) and over 23,000 acres of other property, are managed by Catellus Development Corporation, a former affiliate, under a management agreement.

  Substantially all railroad property, real or personal, is subject to liens securing mortgage bonds, and certain locomotives and rolling stock are subject to equipment obligations, as referred to in Note 11 to the consolidated financial statements on page 27 of SFP's 1993 Annual Report to Shareholders.

GOVERNMENT REGULATION AND LEGISLATION

  Rail operations are subject to the regulatory jurisdiction of the Interstate Commerce Commission ("ICC"), the Occupational Safety and Health Administration ("OSHA"), the United States Department of Transportation ("DOT"), and state regulatory agencies. The ICC has jurisdiction over certain rates, routes, services, issuance or guarantee of Santa Fe Railway securities, extension, sale or abandonment of rail lines, and consolidation or merger with or acquisition of control of rail common carriers. State agencies regulate some aspects of rail operations with respect to health and safety and in some instances intrastate freight rates. DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations.

  Santa Fe Railway is subject to extensive regulation under federal, state and local environmental laws concerning, among other things, discharges to waters, air emissions, toxic substances, and the generation, handling, storage, transportation, and disposal of waste and hazardous materials. These laws and regulations have the effect of increasing the cost and liabilities associated with the conduct of operations. Environmental risks are also inherent in railroad operations which frequently involve the transportation of chemicals and other hazardous materials.

  Santa Fe Railway expects it will become subject to new requirements regulating air emissions from diesel locomotives that may increase its operating costs in the future. By 1995, the United States Environmental Protection Agency ("EPA") must issue regulations applicable to new locomotive engines. Emissions from locomotive engines (other than new locomotive engines) may be regulated by states based on standards and procedures which the State of California ultimately adopts. The California standards are currently in the process of being developed.

  In February 1994, EPA announced a federal implementation plan designed to bring California ambient air quality in line with standards under the federal Clean Air Act for the four-county Los Angeles region by 2010 and Ventura County and the Sacramento area by 2005. Final regulations are planned to be adopted within one year following public hearings. The shipping business--including airline, truck, rail, and maritime industries--are included within the reach of the proposed rules which include pollution fees and emissions standards. Nitrogen oxide locomotive emission standards eventually promulgated as regulations under EPA's plan will likely increase Santa Fe Railway's operating costs and could possibly require the use of alternative fuels to meet the standards. Also, ships docking at the Ports of Long Beach and Los Angeles could be faced with fees beginning in 2001 based on their engine emissions. This could have the effect of diverting some maritime intermodal traffic to other ports that are not served by Santa Fe Railway.

  Many of Santa Fe Railway's land holdings are and have been used for industrial and transportation-related purposes or leased to commercial and industrial companies whose activities may have resulted in discharges onto the property. As a result, Santa Fe Railway is now subject and will continue from time to time to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and predecessor owners and operators of a site. Accordingly, Santa Fe Railway may be responsible under CERCLA and other applicable federal and state statutes for all or part of the costs to clean up sites at which wastes have been released by Santa Fe Railway, its current lessees, predecessor owners or lessees of properties, or other third parties. Estimates of Santa Fe Railway's ultimate liabilities associated with Superfund and other environmental sites are difficult to predict with certainty due to, among other factors, the number of parties involved, possible remediation alternatives, lengthy time frames, and potential recoveries from third parties.

  During 1992, management completed an internal assessment of Santa Fe Railway's environmental liabilities, including a site-by-site analysis of properties with potentially significant environmental exposure. As a result of this review and analysis, it was determined that an additional accrual of $67 million was appropriate to provide for future costs of this nature which was recorded in the third quarter of 1992 as part of a rail special charge. In addition, SFP monitors, on a regular basis, accruals for environmental sites which have been identified. Payments of these accrued costs are expected to be made over the next five years. It is the opinion of SFP management that any costs in excess of recorded liabilities will not have a material adverse effect on the consolidated financial position of SFP.

COMPETITION

  Rail operations are subject to intense competition from various modes of transportation, primarily from other railroads, motor carriers, and both inland and intercoastal water carriers. Competition is based upon price and quality and reliability of service. Other major rail systems and smaller rail carriers compete with Santa Fe Railway in various transport markets for the movement of most commodities. Motor carrier competition, especially in the intermodal area, is pervasive throughout all major markets with the exception of the long-haul electric utility coal markets. In those cases, competition exists from the coal producing regions of the central and northern Rocky Mountain districts as well as the eastern United States. Water competition is present between the Texas Gulf Coast and Mississippi and Illinois River systems as well as between the West and Gulf Coasts and along the West Coast.

                                      GOLD

  Santa Fe Pacific Gold Corporation and its subsidiaries ("SFP Gold") are engaged in the exploration for and development of gold properties and the mining and processing of gold ores. SFP Gold's three gold mines consist of the Twin Creeks Mine, which was formed from the consolidation of the Rabbit Creek Mine and the Chimney Creek Mine, and the Lone Tree Mine, both in northern Nevada, and the Mesquite Mine in southern California. SFP Gold acquired the Mesquite Mine and the Chimney Creek Mine in an exchange of assets with Hanson Natural Resources Company ("HNRC") on June 25, 1993 (the "Exchange"). The Mesquite Mine and the Chimney Creek Mine had previously been operated by Gold Fields Mining Corporation ("Gold

Fields"), a partner in HNRC. In the Exchange, SFP Gold acquired HNRC's gold assets, including the Chimney Creek and Mesquite mines, two advanced exploration projects in Nevada and Montana, and other gold prospects in North America and Chile. In return, HNRC received essentially all of SFP Gold's coal assets, including the Lee Ranch Mine, a large surface coal mine in New Mexico, undeveloped coal reserves in northwest New Mexico, and six aggregates quarries in Oklahoma, Texas, New Mexico, Arizona, and California.

  Formerly named Santa Fe Pacific Minerals Corporation, SFP Gold changed its name to its current one following the Exchange to reflect its focus on gold operations. Reference is made to Note 3 to the consolidated financial statements on page 24 of SFP's 1993 Annual Report to Shareholders for further information concerning the Exchange. Reference is also made to Note 23 on page 32 of SFP's 1993 Annual Report to Shareholders for information concerning gold reserves. In connection with the following description of SFP Gold's mines, reference is made to the following map of areas of mineral rights controlled by SFP Gold and the location of individual mines.

  SFP is continuing to review the possibility of establishing SFP Gold as a separate public company. As part of this process, SFP Gold is considering an initial public offering of up to 20 percent of SFP Gold stock, and in that event, SFP is considering a distribution of the remaining interest in SFP Gold to SFP shareholders following SFP Gold's initial public offering. This evaluation and the timing of any distribution by SFP involve a number of economic, business, legal, tax, and other considerations, including prior approval from the SFP Board of Directors. SFP is pursuing a ruling from the Internal Revenue Service that a distribution of SFP Gold shares to existing SFP shareholders would be tax free.

OPERATING PROPERTIES

  Twin Creeks Mine. The Twin Creeks Mine is believed by SFP Gold to be North America's third-largest primary gold mine. It is located approximately 45 miles northeast of Winnemucca, Nevada, and is accessed by a paved public road, an improved public road, and two improved roads owned by SFP Gold. Mining at the Twin Creeks Mine is conducted in three open pits utilizing conventional open-pit mining methods. During 1994, the Company expects to mine 70.0 million tons of overburden, 17.0 million tons of run-of-mine heap-leach ore, and 2.0 million tons of oxide mill ore at the mine. The current equipment fleet consists of large electric and hydraulic shovels coupled with 150-, 170-, and 190-ton haul trucks working on 40-foot benches, and a smaller-sized fleet for mining 20-foot ore benches consisting of hydraulic shovels, front-end loaders, and 85- and 150-ton haul trucks. The mining fleet is supported with a full set of ancillary equipment. The equipment fleet is generally in good condition.

  Gold mineralization at the Twin Creeks Mine occurs at the north end of the Rabbit Trend, a nearly 60-mile long, north-south zone containing numerous sediment-hosted Carlin-type deposits and other occurrences of gold mineralization. The deposits at the Twin Creeks Mine lie in the Getchell mining district which occupies the eastern flank of the Osgood Mountains. The deposits occur in a complexly folded and faulted sequence of sedimentary rocks with minor amounts of interlayered basalt. The deposits are overlain by zero to 600 feet of alluvium. Gold mineralization is controlled by both stratigraphy and structure.

  At the Twin Creeks Mine, gold occurs in both refractory and oxide ores. Refractory ores contain variable amounts of pyrite, realgar, orpiment, stibnite, and organic carbon. In oxide ores, the refractory minerals and carbonaceous matter are absent, and gold is associated with antimony-rich limonite.

  Ore is processed at the Twin Creeks Mine through either oxide milling or heap leaching depending upon the grade of ore. High-grade (approximately 0.05 ounces per ton and greater) oxide ore is processed through one of two separate oxide milling facilities. The south mill has a nominal 3,000 tons per day capacity and historically has had a recovery rate of approximately 91 percent of the gold contained in the ore processed. Gold is recovered through conventional carbon adsorption, pressure-stripping, and electro-winning. The north mill has a nominal capacity of 2,500 tons per day and historically has had a recovery rate of approximately 94 percent of the gold contained in the ore processed. Run-of-mine heap leaching is used to recover gold from low-grade ores (generally, less than 0.05 ounces per ton). Leach cycles at the Twin Creeks Mine are typically 180 days and achieve approximately 65 percent gold recovery. Approximately 50 percent of the future oxide gold production from the Twin Creeks Mine is expected to come from run-of-mine heap leaching. For the last half of 1993, the Twin Creeks Mine processed an average of 5,354 tons of mill ore per day. Over a full year, the Twin Creeks Mine has the capacity to produce approximately 500,000 ounces of gold.

  Water for operations at the Twin Creeks Mine is obtained from area wells, in-pit wells, and pit-dewatering operations. Water pumped from the pit sumps and wells currently totals approximately 2,000 gallons per minute, and is either consumed in processing and mining or is required by permit terms to be treated and released at drinking water standards prescribed under the Clean Water Act. Electric power sufficient for existing operations is either purchased from Sierra Pacific Power Company or provided by an on-site, natural gas-fired power plant owned by SFP Gold which is capable of providing approximately 40 percent to 50 percent of the mine's existing electric power needs.

  SFP Gold is evaluating a sulfide expansion, estimated to require a $125 million to $150 million capital investment over a two to three year period, which would, if successfully implemented, enable SFP Gold to process refractory ores at the Twin Creeks Mine. If SFP Gold determines not to proceed with the sulfide expansion, it may not be able to recover up to 57 percent of the reserves at the mine. The sulfide expansion will require approval of an operating permit from the federal Bureau of Land Management ("BLM"), and an approval by the Nevada State Engineer of an increase in the mine's dewatering rate by 18,000 gallons per minute which would bring the total appropriation to the level estimated to be required to extract all of the mine's reserves.

  Lone Tree Mine. The Lone Tree Mine is located 34 miles southeast of Winnemucca, Nevada, one-half mile south of Interstate 80, to which it is connected by an improved road owned by SFP Gold. Mining at the Lone Tree Mine is conducted in one open pit utilizing conventional open-pit mining methods. During 1994, SFP Gold expects to mine 31.2 million tons of overburden, 2.2 million tons of run-of-mine heap leach ore, 1.3 million tons of conventional heap-leach ore, 71,000 tons of oxide mill ore, and 323,000 tons of refractory ore at the mine. The current equipment fleet consists of large hydraulic shovels and backhoes coupled with 150-ton haul trucks, working on 40-foot benches in overburden and 20-foot benches in ore. The mining fleet is supported with a full set of ancillary equipment. The equipment fleet is generally in good condition.

  The deposit at the Lone Tree Mine is a sediment-hosted gold deposit which occurs in silicified and brecciated siltstone, sandstone, and argillite within a steeply-dipping structure known as the Wayne Zone. This zone consists of several parallel to sub-parallel shear zones. Gold mineralization is controlled primarily by structures with gold occupying fractures. Some stratigraphic control exists, especially where the rock units are brittle and easily fractured.

  Gold occurs in both refractory and oxide ores. In the refractory ore, the gold is dominantly associated with pyrite, and to a lesser extent, with arsenopyrite. In the oxide ore, the arsenopyrite and pyrite are absent, and gold is associated with limonite.

  Oxide milling at the Lone Tree Mine consists of a standard SAG mill and ball mill grinding circuit, followed by a CIL cyanide leaching circuit with a nominal 2,500 tons per day capacity. Gold is recovered from the loaded carbon through a conventional pressure-stripping and electro-winning process. Heap leaching at the Lone Tree Mine is conducted both as run-of-mine and conventional heap leaching. Conventional heap leaching cycles are typically 13 months and achieve approximately 70 percent recovery of the contained gold value. Run-of-mine leaching cycles are also typically 13 months and achieve an overall recovery rate of approximately 40 percent of the contained gold. Heap leaching produced all of the gold at the Lone Tree Mine through mid-October 1993, totaling over 255,000 ounces, and will continue to contribute a significant portion of the gold produced at the Lone Tree Mine throughout its life.

  In mid 1992, SFP Gold initiated a sulfide expansion at the mine. In February 1994, SFP Gold completed the expansion, which included the addition of a refractory mill, that is currently processing refractory ores at the rate of 2,500 tons per day. SFP Gold also completed construction of an oxygen plant, an extension to the maintenance shop and warehouse, additions to the pit dewatering system, expansion of the leach pad capacity and addition of two carbon circuits in the heap-leach processing facility. When the pressure-oxidation circuit of the refractory mill is not operating, high-grade oxide ores will be processed through the oxide circuit of the refractory mill. The oxide circuit of the mill began operation in October of 1993. The sulfide expansion will increase annual production from the Lone Tree Mine to approximately 200,000 ounces of gold.

  SFP Gold estimates that the cost of processing refractory ore will be between $18 and $20 per ton, depending on the mineralogical characteristics of the material. It also estimates that its ability to process refractory ores at the Lone Tree Mine as a result of the sulfide expansion has increased the estimated life of the mine by approximately 9 years to a remaining life of 16 years.

  SFP Gold is pursuing a mining permit for Section 14 of the Lone Tree Mine from the BLM. Because of its geological setting, the Lone Tree Mine will require the removal of increasingly large volumes of water to maintain a relatively dry, minable pit as the pit deepens. The Nevada State Engineer requires mines to obtain permits to appropriate mine-dewatering rights. SFP Gold has permits from the Nevada State Engineer to pump approximately 33,460 gallons of water per minute from the wells on the mine site and to discharge this water into the Humboldt River. Appropriations for pumping an additional 42,000 gallons per minute have been requested to ensure that mining operations can continue as higher volumes of water must be removed. Although SFP Gold anticipates it will be successful in obtaining the necessary water appropriations and other permits, there is no assurance that such permits will be obtained. Failure to obtain any necessary permits could result in a curtailment of gold production, reduction of reserves, or both. SFP Gold's ability to recover up to 50 percent of its reserves at the Lone Tree Mine could be adversely affected by its failure to obtain the requested dewatering permits.

  Mesquite Mine. The Mesquite Mine is located in Imperial County in southern California and is accessed by a paved road owned by SFP Gold which connects to a paved state highway. Mining at the Mesquite Mine is conducted in three open pits utilizing conventional open-pit mining methods. During 1994, SFP Gold expects to mine 21.7 million tons of overburden, 2.8 million tons of run-of-mine heap-leach ore, and 8.0 million tons of conventional heap-leach ore. The current equipment fleet consists of large hydraulic shovels and front-end loaders coupled with 85- and 150-ton haul trucks, working on 40-foot benches in overburden and 20-foot benches in ore. The mining fleet is supported with a full set of ancillary equipment. The equipment fleet is generally in good condition; however, since the Mesquite Mine only has about six years remaining in its economic life, SFP Gold is rebuilding, rather than replacing the older equipment.

  The deposits at the Mesquite Mine lie on the southwestern flank of the Chocolate Mountains, in highly metamorphosed rocks which have an extremely complex structural history. Faulting had a strong control on the mineralization. Gold mineralization occurs in structurally-prepared metamorphosed rock in the Mine Area. Gold in the oxide-ore zones occurs in association with disseminated pyrite which has oxidized to limonite and as microscopic fracture coatings.

  Conventional heap-leaching cycles at the Mesquite Mine are typically 75 to 100 days long and achieve gold recoveries which have historically approximated 78 percent. Run-of-mine heap-leaching cycles at the mine are typically longer and recoveries are approximately 50 percent. Gold is recovered from the pregnant solution from both heap-leaching processes by means of carbon adsorption, pressure stripping, and electro-winning.

  SFP Gold's current plans are to increase conventional heap-leaching rates to
8.0 million tons per year, and run-of-mine heap leaching to over 2.0 million tons per year. Facilities are in place to accomplish these goals with the exception of additional leach pads, which are being designed and permitted at this time. Production at the Mesquite Mine is estimated to average approximately 200,000 ounces of gold per year for the period 1994 through 1998, declining to approximately 40 percent of that amount in 1999, the last year of the mine's anticipated operating life, reflecting a partial year's production. The Mesquite Mine is currently running nearly at capacity.

  Operations at the Mesquite mine draw water from three wells located on land owned by SFP Gold within the mine, approximately four miles south of the processing facility. Water usage is permitted for up to 2,493 gallons per minute, with current water usage in the order of 680 gallons per minute. Potable water is provided by an on-site, reverse-osmosis plant owned and operated by SFP Gold. Electrical power is supplied by the Imperial Irrigation District via a seven-mile-long, 92-kilovolt line feeding into a substation at the mine.

  Portions of the Mesquite mine, including a significant portion of the area currently under exploration by SFP Gold within the areas surrounding the mine area, are located within the proposed Chuckwalla Critical Habitat area for the desert tortoise, as designated by the United States

Fish and Wildlife Service ("USFWS"). SFP Gold believes it has complied with all desert tortoise mitigation requirements imposed by the BLM and the USFWS. However, recent proposals with regard to critical tortoise habitat may place additional burdens on the mine which could materially affect the operations.

OPERATING DATA

  Operating data for the Twin Creeks Mine represent production and cost information for the Rabbit Creek Mine through December 31, 1993, and for the Chimney Creek Mine received in the Exchange for the period June 26 through December 31, 1993. The Lone Tree Mine commenced production in August 1991. Operating data for the Mesquite Mine, which was also received in the Exchange, cover the period June 26 through December 31, 1993. In March 1992, SFP Gold exchanged its 30 percent interest in a joint venture gold mine (the "Marigold Joint Venture") for the mineral rights and reserves that now make up the southern extension of the Lone Tree Mine and additional exploration mineral rights.

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1993    1992    1991
                                                        ------- ------- -------
   Ounces Sold (thousands).............................     591     295     164
   Average Sales Price (per ounce)..................... $   387 $   394 $   410
   Production (thousands of ounces of gold)
    Twin Creeks Mine...................................   346.2   160.9   122.6
    Lone Tree Mine.....................................   158.6   129.0    36.4
    Mesquite Mine......................................   106.1      --      --
    Marigold Joint Venture(1)..........................      --     6.0    19.6
                                                        ------- ------- -------
      Total Production.................................   610.9   295.9   178.6
                                                        ======= ======= =======
   Cash Costs Per Ounce(2)
    Twin Creeks Mine................................... $   177 $   182 $   168
    Lone Tree Mine.....................................     149     130     103
    Mesquite Mine......................................     165      --      --
    Marigold Joint Venture.............................      --     306     296
      Weighted Average Cash Costs Per Ounce............ $   167 $   162 $   169
   Total Costs Per Ounce(2)
    Twin Creeks Mine................................... $   259 $   254 $   212
    Lone Tree Mine.....................................     201     173     160
    Mesquite Mine......................................     255      --      --
    Marigold Joint Venture.............................      --     387     389
      Weighted Average Total Costs Per Ounce........... $   243 $   222 $   221

- --------
(1) Data for the Marigold Joint Venture include only SFP Gold's 30 percent share.
(2) Cash costs per ounce refer to cash costs of production which include cash costs of milling, general and administrative expenses at the mine site (including overhead, taxes other than on income, royalties, and credits for silver by-products) and the applicable portion of mining and overburden-removal cash costs that benefit current production. Total costs include cash costs of production plus depreciation, depletion, and amortization charged to current production. Cash and total costs of production include certain costs which are calculated on a units-of- production basis and are, therefore, directly affected by the level of reserves and expected remaining life of each mine.

RESERVES

  SFP Gold calculates its proven and probable gold reserves by methods generally applied in the mining industry using a multi-disciplinary team of SFP Gold geologists, engineers, and geostatisticians. Reserves reported by SFP Gold are regularly audited and verified by Pincock, Allen & Holt, a division of Hart Crowser, Inc. ("PAH") which reviews the methods used to estimate the reserves. PAH's audit of SFP Gold's reserves as of December 31, 1993, verified that SFP Gold's reserves models are prepared according to accepted engineering practice and the minable reserves satisfy the requirements for classification as proven and probable gold reserves.

  The following table lists SFP Gold's reserves as of December 31 for the years from 1991 through 1993 as well as the tons of ore identified by SFP Gold and average gold grade of such ore as of December 31, 1993.

                                  RESERVES(1)
                   (IN THOUSANDS, EXCEPT AVERAGE GOLD GRADE)

                                           AS OF DECEMBER 31 OF EACH YEAR
                                     -------------------------------------------
                                                  1993               1992  1991
                                     ------------------------------- ----- -----
                                               AVERAGE
                                      TONS    GOLD GRADE   CONTAINED  CONTAINED
                                     OF ORE  (OZ. PER TON)  OUNCES     OUNCES
                                     ------- ------------  --------- -----------
Operating Properties:
 Twin Creeks Mine(2)................ 137,154    0.062        8,523   3,255 3,457
 Lone Tree Mine.....................  65,167    0.062        4,028   3,136 2,118
 Mesquite Mine(3)...................  54,408    0.029        1,570    --    --
 Marigold Joint Venture(4)..........   --         --          --      --     206
                                     -------    -----       ------   ----- -----
   Total............................ 256,729    0.055       14,121   6,391 5,781
                                     =======    =====       ======   ===== =====

- --------
(1) The term "reserves" means that part of a mineral deposit which can be reasonably assumed to be economically and legally extracted or produced at the time of the reserves determination. The term "economically," as used in the definition of reserves, implies that profitable extraction or production under defined investment assumptions has been established or analytically demonstrated. The assumptions made must be reasonable, including assumptions concerning the prices and costs that will prevail during the life of the project. The term "legally," as used in the definition of reserves, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for reserves to exist, there should not be any significant uncertainty concerning issuance of these permits or resolution of legal issues. The term "proven reserves" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling, and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well established. The term "probable reserves" means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. The term "contained ounces" means that the reserves are estimated to encompass a stated number of ounces of gold in place. The number of ounces ultimately recovered and available for sale depends upon mining efficiency and processing efficiency. SFP Gold currently estimates overall recovery of
    11.2 million ounces from the 14.1 million contained ounces.
(2) For all dates prior to December 31, 1993, reserves for the Twin Creeks Mine include only reserves at the Rabbit Creek Mine. The information listed for the period ended December 31, 1993, includes reserves located at both the Rabbit Creek Mine and the Chimney Creek Mine. If SFP Gold determines not to proceed with the sulfide expansion at the Twin Creeks Mine (discussed earlier), it may not be able to recover up to 57 percent of the reserves at the mine.

(3) No reserves information is shown for the Mesquite Mine for dates prior to December 31, 1993, since the mine was not acquired by SFP Gold until June 1993 as part of the Exchange.
(4) In March 1992, SFP Gold exchanged its 30 percent interest in the Marigold Joint Venture for the mineral rights and reserves that now make up the southern extension of the Lone Tree Mine and additional exploration mineral rights. Data for the Marigold Joint Venture include only SFP Gold's 30 percent share.

  The reserves listed as of December 31, 1993, have been calculated assuming a realizable price for gold of $400 per ounce. The price of $400 per ounce was selected because it is within the recent trading range of the gold spot market and is available in the current gold forward market within the life of SFP Gold's reserves. However, there can be no assurance that this price will be realized. In 1993, SFP Gold realized an average price of approximately $387 per ounce of gold sold.

  SFP Gold believes that, for a substantial portion of its reserves, the costs of recovery are significantly below the gold prices used to estimate the reserves. Even at much lower gold prices, SFP Gold's operating margin would be positive for most of the reserves. SFP Gold believes that if its reserves estimates were to be based on a gold price of $350 per ounce, with current operating costs, reserves as of December 31, 1993, would decrease by approximately 13 percent. If reserves estimates were based on a gold price of $450 per ounce, with current operating costs, reserves as of December 31, 1993, would increase by approximately 10 percent.

EXPLORATION

  SFP Gold spent approximately $17 million on exploration during 1992 in the United States, and approximately $22 million in 1993, including approximately $3 million spent on foreign projects. In 1994, expenditures of between $25 million and $30 million are planned with approximately 75 percent to be spent in the United States and 25 percent on foreign projects. SFP Gold maintains an inventory of active exploration projects in the United States and at foreign locations. In an average year, about one-third of the projects are discontinued with a similar number of new projects added to maintain a full spectrum of exploration activity.

  SFP Gold's exploration team presently consists of approximately 140 individuals, including over 60 geologists. Varying numbers of consulting geologists are employed as needed to assist during peak work periods. About 90 staff members cover exploration in the United States and Canada from offices in Albuquerque, New Mexico; Reno, Winnemucca, and Elko, Nevada; and Helena, Montana. The foreign staff members are at offices in Copiapo and Santiago, Chile; Trinidad, Uruguay; San Luis Potosi, Mexico; and Timmins, Canada.

MINERAL RIGHTS HOLDINGS

  SFP Gold is one of the largest holders of mineral rights in the western United States, controlling over 6.8 million acres of private mineral rights, including over 1.8 million acres in northern Nevada, where the majority of the gold production in the United States is located. SFP Gold also controls over 200,000 acres of mineral rights through unpatented mining claims on federal land.

GOVERNMENT REGULATION AND LEGISLATION

  SFP Gold's mining operations and exploration activities are subject to extensive federal, state, and local laws and regulations governing exploration, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, reclamation, mine safety, toxic substances, and other matters. Compliance with such laws and regulations has increased the costs of planning, designing, drilling, developing, constructing, operating, and closing SFP Gold's mines and other facilities. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that SFP Gold would not proceed with the development or operation of a mine.

  Both the United States House of Representatives and Senate have passed bills that seek to reform the General Mining Law of 1872 (the "Mining Law"), which governs exploration and mining activities on unpatented mining claims and related activities on federal lands. The bills have been tentatively scheduled to be considered by a House-Senate conference committee; however, the House conferees have not been selected. The pending legislation contains strict new environmental protection standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting and could have a material adverse effect on SFP Gold's ability to develop minerals on federal lands. The pending bills would also impose royalties on gold production from currently unpatented mining claims. Imposition of a significant royalty could have a material adverse effect on SFP Gold's future profitability from the production of minerals from federal lands. SFP Gold cannot predict the extent to which any such changes will actually occur or the likely effect the proposed reforms will have on SFP Gold or its level of reserves. Such bills, if enacted, could reduce the profitability of portions of SFP Gold's operations. Approximately 52 percent of SFP Gold's reserves are located on private mineral rights, approximately 39 percent on federal land controlled by SFP Gold through unpatented mining claims with first-half final certificates, and approximately 9 percent on unpatented mining claims without first-half final certificates. Issuance of first-half final certificates generally confirms equitable title is vested in the applicant and segregates the land from all further entry under the public land and minerals laws. It is possible that the amendments to the Mining Law that are ultimately adopted will exempt the unpatented mining claims for which SFP Gold has received first-half final certificates from the royalty and the limitations on patenting contemplated by the legislation.

COMPETITION

  SFP Gold competes with other mining companies and private individuals in connection with the acquisition of unpatented mining claims and mineral leases on gold and other precious metals prospects and in connection with the recruitment and retention of qualified employees.

                                    PIPELINE

  Santa Fe Pacific Pipelines, Inc. ("SFP Pipelines"), an indirect, wholly owned subsidiary of SFP, serves as the general partner of Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership"), a publicly traded Delaware master limited partnership formed in 1988 to acquire and operate the refined petroleum products pipeline business of SFP. SFP Pipelines owns a two percent interest as the Partnership's general partner and an approximate 42 percent interest as limited partner (the "Common Units"). The Common Units were subject to certain priorities in favor of the publicly held Preference Units representing approximately 56 percent of all interests in the Partnership for the initial five years of the Partnership's operation. Effective January 1, 1994, all distinctions between units outstanding, including the Common Units, were eliminated. The units are traded on the New York Stock Exchange under the symbol "SFL." As general partner, SFP Pipelines is entitled to receive two percent of all amounts available for distribution by the Partnership and also an additional incentive depending upon the level of cash distributions paid to unitholders. SFP accounts for its interests in the Partnership on the equity basis.

  In June 1990, SFP organized SFP Pipeline Holdings, Inc. ("SFP Pipeline Holdings"), and contributed to SFP Pipeline Holdings all of the outstanding capital stock of SFP Pipelines. In September 1990, SFP Pipeline Holdings issued $219 million principal amount of Variable Rate Exchangeable Debentures due 2010 (the "Holdings Debentures") at an 8 percent discount. The Holdings Debentures are exchangeable under certain circumstances at the option of the holders upon the first to occur of certain specified events or final maturity for substantially all of the Common Units that are owned by SFP Pipelines. The interest payable with respect to the Holdings Debentures for a particular quarter is equal to the greater of (i) the distributions of cash from operations declared by the Partnership on the Common Units for which such Holdings Debentures are exchangeable and (ii) two percent of the weighted average unpaid balance of such Holdings Debentures outstanding during such quarter, provided that in no event shall the amount of interest paid on the Holdings Debentures exceed an average annual rate of 16 percent since their date of issuance. The Holdings Debentures are listed on the New York Stock Exchange under the symbol "SFLH."

  The Partnership is one of the largest independent pipeline common carriers of refined petroleum products in the United States, and the largest in the western United States, in terms of product deliveries, barrel miles, and pipeline mileage, with approximately 3,300 miles of pipeline and 14 truck loading terminals serving six states. The Partnership transports refined petroleum products via underground pipeline in liquid form, including gasoline, diesel fuel, and commercial and military jet fuel, primarily for integrated petroleum companies, independent refiners, the United States military, and marketers and distributors of such products. The Partnership also operates loading terminals through which refined petroleum products are loaded into tank trucks for further distribution, and provides pipeline service to 44 customer-owned terminals, three commercial airports, and 12 military bases.

  The Partnership's Pipeline System consists of: (1) the South Line, which comprises two segments, the West Line, which transports products from Los Angeles to Phoenix and Tucson, Arizona, and various intermediate points, and the East Line, which transports products from El Paso, Texas to Tucson and Phoenix, Arizona, and various intermediate points; (2) the North Line, which transports products primarily from the San Francisco Bay area to various cities in northern California and western Nevada; (3) the Oregon Line, which transports products between Portland and Eugene, Oregon and one intermediate point; and (4) the San Diego Line, which transports products from Los Angeles basin refineries to San Diego, California, and various intermediate points.

  The Pipeline System shipped 332.7 million barrels in 1993, up from 323.4 million barrels in 1992. Approximately 66 percent of the 1993 volumes were gasoline, with the balance divided approximately equally between jet fuels and diesel fuels. The volume of refined petroleum products transported in the Pipeline System is directly affected by the demand for refined petroleum products in the geographic regions served, which can vary seasonally and is based upon the different end uses to which the refined petroleum products delivered may be applied. Although the mix of refined petroleum products transported varies among the pipeline segments constituting the Pipeline System, such variation is not substantial. Tariff rates charged shippers for transportation do not vary for different product types.

  During 1993, the Partnership spent $21.1 million for capital improvements. The Partnership's planned 1994 capital expenditures approximate $22 million.

GOVERNMENT REGULATION AND LEGISLATION

  Substantially all of the Partnership's pipeline operations are common carrier operations that are subject to federal or state rate regulation. The Federal Energy Regulatory Commission (FERC) exercises economic regulatory jurisdiction over interstate shipments through the Pipeline System. Intrastate shipments are subject to economic regulation by the California Public Utilities Commission. The Pipeline System is also subject to operating and safety regulation by the DOT, OSHA, and by various state agencies.

  The Partnership's operations are subject to federal, state, and local laws and regulations relating to the protection of the environment, including laws and regulations applicable to water, air, solid waste, and hazardous substances. The discharge of hazardous materials or contamination of property by hazardous materials may arise from the transportation and storage of such materials in the Pipeline System. The normal operations of the Pipeline System may result in hazards and expose SFP Pipelines to claims and potential liability for injuries to employees, other persons, property, and the environment. During the quarter ended September 30, 1993, the Partnership completed a comprehensive re-evaluation of its potential liabilities associated with environmental remediation activities and, as a result, recorded a $15 million provision to increase its existing reserve for environmental remediation costs.

ITEM 3. LEGAL PROCEEDINGS

  Set forth below is a description of certain legal proceedings involving SFP and its subsidiaries.

  On January 30, 1987, New TC Holding Corporation ("New TC") and Ticor, Inc. ("Ticor") filed suit in the Superior Court of the State of California for the County of Los Angeles against SFP Properties, Inc. (formerly known as Southern Pacific Company), a wholly owned subsidiary of SFP (the "New TC Lawsuit"). In the complaint, New TC, which purchased all of the outstanding common stock of Ticor from SFP Properties, Inc. pursuant to a Share Purchase Agreement dated September 30, 1983, sought an order declaring that SFP Properties, Inc. is obligated by the terms of the Share Purchase Agreement to defend and hold harmless New TC and certain of its subsidiaries from losses which may exceed $100 million. On February 24, 1993, this case was dismissed by the court for lack of prosecution. SFP Properties, Inc. has reached an agreement in principle to pay New TC and Ticor $1.2 million in settlement of all claims made in the New TC Lawsuit and the third-party action filed in the Great American Lawsuit (described below).

  In another lawsuit, Great American Insurance Company ("Great American") seeks indemnity from Ticor for various claims and losses pursuant to the indemnity provisions of the 1977 Share Purchase Agreement in which Ticor purchased Constellation Reinsurance Company ("Con Re") from Great American (the "Great American Lawsuit"). Great American alleges that Con Re breached certain agreements with Great American, and that Ticor is required to indemnify and hold Great American harmless with respect to all losses incurred in connection therewith. In turn, Ticor seeks indemnity from SFP Properties, Inc. under the 1983 Share Purchase Agreement between New TC and SFP Properties, Inc. referred to above.

  Ticor's third-party complaint against SFP Properties, Inc., filed on December 22, 1989, alleges not only that SFP Properties, Inc. is responsible to indemnify Ticor under the 1983 Share Purchase Agreement between New TC and SFP Properties, Inc., but that SFP Properties, Inc.'s failure to infuse funds into Con Re and to implement less onerous tax allocation arrangements prior to Con Re's liquidation was the proximate cause of Con Re's failure to satisfy the claims now made against Great American. Ticor alleges that SFP Properties, Inc. had an implied contractual duty to Ticor to refrain from such conduct.

  On or about December 14, 1990, Ticor filed a petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code, and both Great American's action against Ticor and Ticor's third-party action against against SFP Properties, Inc. were stayed. The Bankruptcy Court thereafter entered an order disallowing Great American's claim in its entirety, and the action brought by Great American against Ticor was dismissed, with prejudice. Subsequently, as described above, SFP Properties, Inc. reached an agreement in principle to pay New TC and Ticor $1.2 million in settlement of all claims made in the third-party action filed in the Great American Lawsuit and the New TC Lawsuit.

  On December 17, 1992, an amended complaint was filed in an action entitled David Rodriguez, derivatively on behalf of Santa Fe Pacific Corporation v. John
S. Reed, Robert D. Krebs, W. John Swartz, John J. Schmidt, Joseph F. Alibrandi, Richard J. Flamson III, George B. Munroe, Jack S. Parker, Jean Head Sisco, Arthur W. Woelfle, Robert E. Gilmore, Michael A. Morphy, Edward F. Swift, Kathryn D. Wriston, John S. Runnells, II, Robert H. West, Alan C. Furth, Arjay Miller, and

Benjamin F. Biaggini, Defendants, and Santa Fe Pacific Corporation, a Delaware corporation, Nominal Defendant, in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, No. 92 CH 06618. The amended complaint asserts purported derivative claims on behalf of SFP against present and former directors of SFP and alleges that the defendant directors caused SFP to incur liability in connection with the action brought against SFP in 1985 by Energy Transportation Systems, Inc. and ETSI Pipeline Project (the "ETSI Litigation"). The four counts of the amended complaint allege breach of fiduciary duty and waste of corporate assets for intentional antitrust violations, negligent failure to stop antitrust violations, failure to timely settle the ETSI Litigation, and failure to take appropriate action against persons who committed antitrust violations. The amended complaint seeks damages from the individual defendants in an amount "not less than $342 million." On December 7, 1993, the Board appointed a Litigation Committee consisting of Directors Lindig and Roberts to consider and determine whether or not prosecution of such claims and action is in the best interest of SFP and its stockholders.

  In August 1991, the EPA issued an order to SFP Pipelines and nine additional parties regarding investigation and cleanup of contamination in the vicinity of the Partnership's storage facilities and truck loading terminal at Sparks, Nevada. The investigation and remediation at the Sparks terminal is also the subject of a lawsuit filed January 1, 1991, entitled Nevada Division of Environmental Protection v. Santa Fe Pacific Pipelines, Inc., Southern Pacific Transportation Company, Shell Oil Company, Time Oil Company, Berry-Hinkley Terminal, Inc., Chevron U.S.A., Inc., Texaco Refining and Marketing, Inc., Air BP, a division of BP Oil, Unocal Corporation, and Golden Gate Petroleum Company, Case No. CV91-546, in the Second Judicial District Court of the State of Nevada in and for the County of Washoe, seeking remediation of contamination allegedly due to operations of SFP Pipelines and other defendants and which involves potential monetary sanctions that could exceed $100,000. This lawsuit was subsequently joined by the County of Washoe Health District and the City of Sparks. Several lawsuits also have been brought against the ten respondents for alleged property value diminishment. Pursuant to the EPA order, a report on a detailed site investigation, along with a proposed remediation plan, was submitted to the EPA on March 6, 1992. In September 1992, the EPA approved the respondents' remediation plan and an estimate of remediation costs was made in accordance with that plan. During the quarter ended September 30, 1992, the Partnership recorded a $10 million provision for environmental remediation costs at Sparks, Nevada, and two sites in California.

  Effective December 10, 1993, Santa Fe Railway entered into an agreement with the South Coast Air Quality Management District ("District"), a political subdivision of the State of California, with respect to alleged violations of air emission regulations dating from January 1991. The agreement covers 48 Notices of Violation concerning smoke emissions from 71 locomotives operating in California's South Coast Air Basin. Under the agreement, Santa Fe Railway contributed $173,500 to the District to support its Locomotive Propulsion Systems Task Force Account or other locomotive emissions research or demonstration projects mutually agreed upon by the District and Santa Fe Railway, and contributed $4,000 to be used for certain audit expenses. In addition, Santa Fe Railway has agreed to purchase and install measuring meters and to implement a compliance reporting program to monitor locomotive emissions for an approximate total cost of $300,000.

  During the quarter ended June 30, 1993, the EPA issued a Notice of Violations to the Partnership associated with an oxygenate blending equipment malfunction at the Partnership's Phoenix terminal. It is possible that the Partnership will be required to pay in excess of $100,000 in fines arising from this Notice of Violations.

  SFP and its subsidiaries also are parties to a number of other legal actions arising in the ordinary course of business, including various governmental proceedings and private civil suits concerning environmental matters. While the final outcome of these and other legal actions cannot be predicted with certainty, considering the meritorious legal defenses available, it is the opinion of

SFP management that none of these legal actions, when finally resolved, will have a material adverse effect on the consolidated financial position of SFP.

  Reference is made to Note 8 to the consolidated financial statements on page 26 of SFP's 1993 Annual Report to Shareholders for information concerning certain pending administrative appeals between SFP and the Internal Revenue Service.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted by SFP to a vote of its securities holders during the fourth quarter of 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Listed below are the names, ages, and positions of all executive officers of SFP (excluding executive officers who are also directors of SFP) and their business experience during the past five years. Unless otherwise indicated, each executive officer listed below has served in his or her present occupation for at least five years. Executive officers hold office until their successors are elected or appointed, or until their earlier death, resignation, or removal.

CAROL R. BEERBAUM, 50

  Vice President--Human Resources since June 1992. Formerly, Senior Vice President, Human Resources, PHH Homequity, Inc. (relocation and real estate management services) from May 1990, and Vice President, Human Resources of PHH Homequity, Inc. from January 1987.

JEROME F. DONOHOE, 55

  Vice President--Law since July 1984. Also, partner with Mayer, Brown & Platt (law firm) since September 1990.

RUSSELL E. HAGBERG, 43

  Senior Vice President and Chief of Staff of Santa Fe Railway since January 1994. Prior to that, Vice President--Transportation of Santa Fe Railway from June 1991, Vice President--Human Resources of SFP from June 1990, and Vice President--Human Resources and Administration of Santa Fe Railway from March 1989.

THOMAS N. HUND, 40

  Vice President and Controller since July 1990. Formerly, Assistant Vice President and Controller of Santa Fe Railway from August 1989. Prior to that, Assistant Controller of SFP.

STEVEN F. MARLIER, 48

  Senior Vice President and Chief Marketing Officer of Santa Fe Railway since January 1994. Prior to that, Senior Vice President--Carload Business Unit of Santa Fe Railway since January 1992. Formerly, Regional Manager/General Manager, IBM Corporation (computers and data processing).

DONALD G. MCINNES, 53

  Senior Vice President and Chief Operating Officer of Santa Fe Railway since January 1994. Prior to that, Senior Vice President--Intermodal Business Unit of Santa Fe Railway since January 1992, Vice President--Intermodal of Santa Fe Railway from July 1989, Vice President--Administration of Santa Fe Railway from January 1989, and General Manager of Eastern Region of Santa Fe Railway from July 1987.

JEFFREY R. MORELAND, 49

  Vice President--Law and General Counsel of Santa Fe Railway since June 1989. Prior to that, General Counsel of SFP from April 1988.

MARSHA K. MORGAN, 46

  Corporate Secretary since December 1990. Prior to that, Treasurer from March 1988, and Assistant Treasurer from 1983.

PATRICK J. OTTENSMEYER, 38

  Vice President--Finance of SFP since September 1993. Previously, held a senior credit position with First Empire State Corporation (banking) from September 1992, was Senior Vice President of Security Pacific National Bank (banking) from October 1989 (which merged with Bank of America National Trust and Savings Association (banking) in April 1992), and held other positions with Security Pacific National Bank from 1984.

DENIS E. SPRINGER, 48

  Senior Vice President and Chief Financial Officer since October 1993. Prior to that, Senior Vice President, Treasurer and Chief Financial Officer from January 1992, Vice President, Treasurer and Chief Financial Officer from January 1991, Vice President--Finance from April 1988, and Assistant Vice President--Finance from October 1984.

IRVIN TOOLE, JR., 52

  Chairman, President and Chief Executive Officer, SFP Pipelines and SFP Pipeline Holdings, Inc. since September 1991. Formerly, Senior Vice President, Treasurer and Chief Financial Officer, SFP Pipelines from December 1988, and Vice President--Administration and Treasurer, SFP Pipelines from February 1986.

DANIEL J. WESTERBECK, 50

  Vice President and Tax Counsel since April 1988. Formerly, Assistant Vice President and Tax Counsel from October 1984.

CATHERINE A. WESTPHAL, 45

  Vice President--Corporate Communications since January 1994. Prior to that, Assistant Vice President--Public Relations from January 1992, Director--Public Relations from January 1991, and Manager--Public Affairs at Santa Fe Railway from January 1989.

RICHARD T. ZITTING, 64

  Chairman and Chief Executive Officer, SFP Gold, a subsidiary of SFP, since January 1994. Prior to that, President, SFP Gold or its predecessors from November 1978.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Information as to the principal markets on which the Common Stock of SFP is traded, the high and low sales prices of such stock for the two years ending December 31, 1993, the frequency and amount of dividends declared on such stock during such period and the approximate number of record holders of the Common Stock is set forth below the heading "Common Stock Market Prices and Dividends" on page 18 of SFP's 1993 Annual Report to Shareholders and is hereby incorporated by reference. A statement regarding a limitation of dividends on SFP Common Stock is set forth in Note 11 to the consolidated financial statements on page 27 of SFP's 1993 Annual Report to Shareholders and is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

  There is disclosed on page 1 of SFP's 1993 Annual Report to Shareholders selected financial data of SFP for each of the last five fiscal years. Such data with respect to the following topics are incorporated by reference:
Revenues; Income (Loss) from Continuing Operations; Income (Loss) from Continuing Operations Per Common Share; Total Assets; Total Debt; and Cash Dividends Per Common Share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

  Management's Discussion and Analysis of Results of Operations and Financial Condition appearing on pages 14 through 18 of SFP's 1993 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of SFP and subsidiary companies, together with the report thereon of Price Waterhouse dated February 4, 1994, appearing on pages 19 through 32 of SFP's 1993 Annual Report to Shareholders, are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors of SFP is provided on pages 2 through 4 and on pages 5 and 6 ("Legal Proceedings") of SFP's proxy statement dated March 9, 1994, and is hereby incorporated by reference. Pursuant to the retirement policy of the Board, one current director, Mr. George B. Munroe, age 72, will not stand for re-election at the 1994 Annual Meeting. Mr. Munroe, a director since 1972, retired in February 1987, from his position as Chairman of the Board and Chief Executive Officer of Phelps Dodge Corporation (copper mining, manufacturing, and specialty chemicals). He is a director of New York Life Insurance Company, The New York Times Company, and Phelps Dodge Corporation.

  Information concerning the executive officers of SFP (excluding one executive officer who is also a director of SFP) is included in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning the compensation of directors and executive officers of SFP is provided on pages 4 through 5 ("Directors' Compensation") and pages 8 through 13 (excluding the portion of page 13 containing the "Compensation and Benefits Committee Report on Executive Compensation") of SFP's proxy statement dated March 9, 1994, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning the ownership of SFP equity securities by certain beneficial owners and management is provided on pages 2 through 4, and 6 through 7 of SFP's proxy statement dated March 9, 1994, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions is provided on page 4 ("Certain Relationships and Related Transactions") of SFP's proxy statement dated March 9, 1994, and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) The following documents are filed as a part of this report:

                                                                           PAGE
                                                                           -----
  1. Consolidated Financial Statements:
Report of Independent Accountants dated February 4, 1994.................. [19*]
Consolidated Statement of Operations for the three years ended
 December 31, 1993........................................................ [20*]
Consolidated Balance Sheet at December 31, 1993 and 1992.................. [21*]
Consolidated Statement of Cash Flows for the three years ended
 December 31, 1993........................................................ [22*]
Consolidated Statement of Shareholders' Equity for the three years ended December 31, 1993.................................................. [23*]
Notes to Consolidated Financial Statements................................ [24*]
  2. Consolidated Financial Statement Schedules:
Report of Independent Accountants on Consolidated Financial
 Statement Schedules for the three years ended December 31, 1993 F-1......   F-1
Schedule V--Property, Plant and Equipment for the three years ended
 December 31, 1993........................................................   F-2
Schedule VI--Accumulated Depreciation, Depletion, and Amortization
 of Properties for the three years ended December 31, 1993................   F-4
Schedule VII--Guarantees of Securities of Other Issuers as of
 December 31, 1993........................................................   F-5
Schedule VIII--Valuation and Qualifying Accounts for the three years
 ended December 31, 1993, 1992, and 1991..................................   F-6
Schedule X--Supplementary Income Statement Information for the
 three years ended December 31, 1993......................................   F-7

  All other schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to the consolidated financial statements.

  3. Exhibits:

  See Index to Exhibits on pages E-1-E-4 for a description of the exhibits filed as a part of this Report.

  (B) Reports on Form 8-K

  SFP filed no Reports on Form 8-K during the quarter ended December 31, 1993.
- --------
  * Incorporated by reference from the indicated pages of SFP's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

To the Shareholders, Chairman and Board of Directors of Santa Fe Pacific Corporation

  Our audits of the consolidated financial statements referred to in our report dated February 4, 1994 appearing on page 19 of the 1993 Annual Report to Shareholders of Santa Fe Pacific Corporation and subsidiary companies (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Consolidated Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Consolidated Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE

Kansas City, Missouri
February 4, 1994

             SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                         FOR YEARS 1993, 1992 AND 1991
                                 (IN MILLIONS)

                               BALANCE
                                 AT                                      BALANCE
                              BEGINNING ADDITIONS              OTHER      AT END
         DESCRIPTION           OF YEAR   AT COST  RETIREMENTS CHANGES    OF YEAR
         -----------          --------- --------- ----------- -------    --------
1993
- ----
Rail
 Track structure............. $2,199.8   $185.4     $ 58.4    $   --     $2,326.8
 Equipment...................  1,864.0    149.5       60.9      --        1,952.6
 Other road properties.......  1,337.5    192.8       51.4      --        1,478.9
 Real estate and other.......    122.7     11.4        6.3      --          127.8
                              --------   ------     ------    ------     --------
   Total Rail................  5,524.0    539.1      177.0      --        5,886.1
Gold.........................    445.5    107.1        2.2     227.9(1)     778.3
                              --------   ------     ------    ------     --------
   Total..................... $5,969.5   $646.2     $179.2    $227.9     $6,664.4
                              ========   ======     ======    ======     ========
1992
- ----
Rail
 Track structure............. $2,202.9   $142.3     $145.4    $   --     $2,199.8
 Equipment...................  1,910.2     36.6       82.8      --        1,864.0
 Other road properties.......  1,264.6     83.3       10.4      --        1,337.5
 Real estate and other.......    116.6      3.3       (2.8)     --          122.7
                              --------   ------     ------    ------     --------
   Total Rail................  5,494.3    265.5      235.8      --        5,524.0
Gold.........................    381.2     66.5        2.2      --          445.5
Corporate....................      1.2     --          1.2      --          --
                              --------   ------     ------    ------     --------
   Total..................... $5,876.7   $332.0     $239.2    $   --     $5,969.5
                              ========   ======     ======    ======     ========
1991
- ----
Rail
 Track structure............. $2,185.1   $130.4     $112.6    $   --     $2,202.9
 Equipment...................  1,981.4     47.0      117.5      (0.7)     1,910.2
 Other road properties.......  1,280.0     62.9       78.3      --        1,264.6
 Real estate and other.......    117.2      1.6        2.2      --          116.6
                              --------   ------     ------    ------     --------
   Total Rail................  5,563.7    241.9      310.6      (0.7)     5,494.3
Gold.........................    299.2     87.5        5.5      --          381.2
Corporate....................     19.5      1.3       19.6      --            1.2
                              --------   ------     ------    ------     --------
   Total..................... $5,882.4   $330.7     $335.7    $ (0.7)    $5,876.7
                              ========   ======     ======    ======     ========

- --------
(1) Represents excess of fair value of gold assets received over coal and aggregate assets given up in exchange with Hanson Natural Resources Company ("HNRC"). See Note 3 to Financial Statements on page 24 in the 1993 Santa Fe Pacific Corporation Annual Report to Shareholders (Gain on Exchange of Mineral Assets).

             SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                                  (CONTINUED)

  Rates used for computing annual depreciation and amortization provisions for properties are as follows (in percent):

     Railroad properties
      Locomotives.................................................  5.59 to 6.04
      Freight cars................................................  2.52 to 6.13
      Track structure.............................................  1.25 to 3.18
      Other road properties.......................................   .67 to 8.82
      Other railroad equipment.................................... 3.13 to 14.07
     Gold properties
      Productive properties.......................................      (1)
      Machinery and equipment..................................... 6.70 to 33.00
      Buildings................................................... 6.70 to 16.00

- --------
(1) See Note 1 to Financial Statements on page 24 in the 1993 Santa Fe Pacific Corporation Annual Report to Shareholders (Summary of Significant Accounting Policies: Properties, and Exploration and Development Costs).

             SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION
                         AND AMORTIZATION OF PROPERTIES
                         FOR YEARS 1993, 1992 AND 1991
                                 (IN MILLIONS)

                              BALANCE
                                AT                                       BALANCE
                             BEGINNING                        OTHER       AT END
        DESCRIPTION           OF YEAR  ADDITIONS RETIREMENTS CHANGES     OF YEAR
        -----------          --------- --------- ----------- -------     --------
1993
- ----
Rail
 Track structure............ $  420.0   $ 62.1     $ 42.3    $118.2(1)   $  558.0
 Equipment..................    828.9     92.1       48.4      --           872.6
 Other road properties......    279.6     28.3       49.6    (118.2)(1)     140.1
 Real estate and other......      6.8     --         --         0.2           7.0
                             --------   ------     ------    ------      --------
   Total Rail...............  1,535.3    182.5      140.3       0.2       1,577.7
Gold........................     94.9     59.0        1.2     (62.2)(2)      90.5
                             --------   ------     ------    ------      --------
   Total.................... $1,630.2   $241.5     $141.5    $(62.0)     $1,668.2
                             ========   ======     ======    ======      ========
1992
- ----
Rail
 Track structure............ $  465.5   $ 60.8     $106.3    $   --      $  420.0
 Equipment..................    790.6     89.4       51.1        --         828.9
 Other road properties......    278.3     29.2       27.9        --         279.6
 Real estate and other......      7.0     --          0.2        --           6.8
                             --------   ------     ------    ------      --------
   Total Rail...............  1,541.4    179.4      185.5        --       1,535.3
Gold........................     66.3     34.8        6.2        --          94.9
                             --------   ------     ------    ------      --------
   Total.................... $1,607.7   $214.2     $191.7    $   --      $1,630.2
                             ========   ======     ======    ======      ========
1991
- ----
Rail
 Track structure............ $  514.9   $ 54.9     $104.3    $   --      $  465.5
 Equipment..................    818.7     93.1      121.2        --         790.6
 Other road properties......    340.9     36.1       98.7        --         278.3
 Real estate and other......      7.1     --          0.1        --           7.0
                             --------   ------     ------    ------      --------
   Total Rail...............  1,681.6    184.1      324.3        --       1,541.4
Gold........................     46.3     23.9        3.9        --          66.3
Corporate...................     10.1     --         10.1        --            --
                             --------   ------     ------    ------      --------
   Total.................... $1,738.0   $208.0     $338.3    $   --      $1,607.7
                             ========   ======     ======    ======      ========

- --------
(1) Transfer of excess reserves from Other Road Properties to Track Structure as a result of depreciation studies filed with the Interstate Commerce Commission.

(2) Represents accumulated depreciation on coal and aggregate assets acquired by HNRC in the asset exchange. See Note 3 to Financial Statements on page 24 in the 1993 Santa Fe Pacific Corporation Annual Report to Shareholders (Gain on Exchange of Mineral Assets).

             SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

            SCHEDULE VII--GUARANTEES OF SECURITIES OF OTHER ISSUERS

                               DECEMBER 31, 1993

                                                    TOTAL
  NAME OF ISSUER OF         TITLE OF ISSUE          AMOUNT
SECURITIES GUARANTEED      OF EACH CLASS OF     GUARANTEED AND   NATURE OF
    BY REGISTRANT       SECURITIES GUARANTEED   OUTSTANDING(A)   GUARANTEE
- ---------------------   ---------------------   --------------   ---------
                                                  (MILLIONS)
SFPP, L.P.(b)          First Mortgage Notes due     $356.7     Principal and
                       1994 to 2004                            interest

- --------
(a) None of the securities were owned by the Registrant, none were held in the treasury of the issuer, and none were in default.

(b) SFPP, L.P. is the operating partnership of Santa Fe Pacific Pipeline Partners, L.P. ("Pipeline Partnership"). A subsidiary of Santa Fe Pacific Corporation, the general partner of the Pipeline Partnership, is contingently liable for this amount.

             SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE YEARS 1993, 1992 AND 1991

                                     BALANCE AT ADDITIONS              BALANCE
                                     BEGINNING  CHARGED TO             AT END
    DESCRIPTION                      OF PERIOD   EXPENSE   DEDUCTIONS OF PERIOD
    -----------                      ---------- ---------- ---------- ---------
                                                   (IN MILLIONS)
Allowance for Doubtful Accounts
- -------------------------------
Year Ended December 31, 1993........   $11.2       $7.8       $2.6      $16.4
Year Ended December 31, 1992........   $11.6       $5.7       $6.1      $11.2
Year Ended December 31, 1991........   $11.1       $6.3       $5.8      $11.6

             SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION
                         FOR YEARS 1993, 1992 AND 1991

  The following amounts have been charged to operating expenses:

                                                             1993   1992   1991
                                                            ------ ------ ------
                                                               (IN MILLIONS)
     Maintenance and repairs............................... $560.2 $515.9 $494.2
                                                            ====== ====== ======
     Taxes, other than payroll and income
      Real estate and personal property.................... $ 23.1 $ 22.3 $ 23.6
      Other................................................ $ 14.8 $ 16.3 $ 16.3
                                                            ------ ------ ------
       Total............................................... $ 37.9 $ 38.6 $ 39.9
                                                            ====== ====== ======

Other supplementary income statement items have been omitted from this schedule either because the required information is disclosed elsewhere in the consolidated financial statements or the notes to consolidated financial statements or the amounts charged to operating expenses do not exceed one percent of total consolidated revenues.

                                   SIGNATURES

  SANTA FE PACIFIC CORPORATION, PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SANTA FE PACIFIC CORPORATION

                                               /s/ Robert D. Krebs
                                          By: _________________________________
                                               Robert D. Krebs
                                               Chairman, President and
                                               Chief Executive Officer

Dated: March 30, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF SANTA FE PACIFIC CORPORATION AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                 SIGNATURE                                     TITLE
                 ---------                                     -----
          /s/ Robert D. Krebs
- -------------------------------------------
              Robert D. Krebs               Chairman, President and Chief Executive
                                             Officer (Principal Executive Officer), and
                                             Director


           /s/ Denis E. Springer
- -------------------------------------------
             Denis E. Springer              Senior Vice President and Chief Financial
                                             Officer (Principal Financial Officer)


           /s/ Thomas N. Hund
- -------------------------------------------
              Thomas N. Hund                Vice President and Controller (Principal
                                             Accounting Officer)


           Joseph F. Alibrandi*
- -------------------------------------------
           Joseph F. Alibrandi*             Director


            George Deukmejian*
- -------------------------------------------
            George Deukmejian*              Director


              Bill M. Lindig*
- -------------------------------------------
              Bill M. Lindig                Director


            Michael A. Morphy*
- -------------------------------------------
             Michael A. Morphy              Director


                 SIGNATURE                                     TITLE
                 ---------                                     -----
             George B. Munroe*
- -------------------------------------------
             George B. Munroe               Director


              Roy S. Roberts*
- -------------------------------------------
              Roy S. Roberts                Director


           John S. Runnells II*
- -------------------------------------------
            John S. Runnells II             Director


             Jean Head Sisco*
- -------------------------------------------
              Jean Head Sisco               Director


             Edward F. Swift*
- -------------------------------------------
              Edward F. Swift               Director


              Robert H. West*
- -------------------------------------------
              Robert H. West                Director

                        /s/ Jeffrey R. Moreland
                     *By__________________________________
                        Vice President--Law and General
                        Counsel, The Atchison, Topeka and
                        Santa Fe Railway Company
                        Attorney in Fact

Dated: March 30, 1994

                          SANTA FE PACIFIC CORPORATION

                               INDEX OF EXHIBITS

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  3(a)   Restated Certificate of Incorporation of SFP (as amended April 26,
         1989). Incorporated by reference to Exhibit 3(a) to SFP's Report on
         Form 10-K for the fiscal year ended December 31, 1989.
   (b)   By-Laws of SFP (as amended April 27, 1993). Incorporated by reference to Exhibit 3 to SFP's Report on Form 10-Q for the quarter ended March
         31, 1993.
  4(a)   SFP is not filing any instruments evidencing indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of SFP's total assets. SFP will furnish copies of any material instruments upon request of the Securities and Exchange
         Commission.
 10(a)*  SFP 1983 Incentive Stock Option Plan. Incorporated by reference to
         Exhibit 10(b) to SFP's Report on Form 10-K for the fiscal year ended
         December 31, 1984. Amendments to SFP 1983 Incentive Stock Option Plan
         dated May 28, 1987 and October 29, 1987 are incorporated by reference to Exhibit 10(b) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1987. Amendments to SFP 1983 Incentive Stock Option
         Plan dated February 27, 1990 are incorporated by reference to Exhibit
         10(b) to SFP's Report on Form 10-K for the fiscal year ended December
         31, 1989. Amendment to SFP 1983 Incentive Stock Option Plan dated
         December 4, 1990 is incorporated by reference to Exhibit 10(b) to
         SFP's Report on Form 10-K for the fiscal year ended December 31, 1990.
   (b)*  Santa Fe Pacific Corporation Supplemental Retirement Plan
         ("Supplemental Plan"). Incorporated by reference to Exhibit 10(d) to
         SFP's Report on Form 10-K for the fiscal year ended December 31, 1984.
         Supplemental Plan as amended October 1, 1989, and Amendment to
         Supplemental Plan dated February 27, 1990, are incorporated by reference to Exhibit 10(d) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1989. Amendment to Supplemental Plan dated
         March 22, 1994, and effective January 1, 1994.
   (c)*  SFP Incentive Stock Compensation Plan. Incorporated by reference to
         Exhibit 10(e) to SFP's Report on Form 10-K for the fiscal year ended
         December 31, 1985. Amendments to SFP Incentive Stock Compensation Plan
         dated May 28, 1987 and October 29, 1987 are incorporated by reference to Exhibit 10(e) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1987. Amendments to SFP Incentive Stock
         Compensation Plan dated March 8, 1989, June 8, 1989, and February 27,
         1990 are incorporated by reference to Exhibit 10(e) to SFP's Report on
         Form 10-K for the fiscal year ended December 31, 1989. Amendment to
         SFP Incentive Stock Compensation Plan effective as of July 24, 1990 is incorporated by reference to SFP's Report on Form 10-Q for the Quarter ended June 30, 1990. Amendment to SFP Incentive Stock Compensation
         Plan dated December 4, 1990 is incorporated by reference to SFP's
         Report on Form 10-K for the fiscal year ended December 31, 1990.
   (d)*  Indemnity Agreements dated September 23, 1986 by and between SFP and each of its directors and officers. Incorporated by reference to
         Exhibit A to SFP's Annual Meeting of Stockholders-Notice and Proxy
         Statement-dated March 18, 1987.

- --------
* Management contract or compensatory plan or arrangement.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   (e)*  SFP Form of Severance Agreement dated November 2, 1987 (applicable to
         29 persons as of March 22, 1994), as adopted in May 1987 and amended in October 1987. Incorporated by reference to Exhibit 10(j) to SFP's
         Report on Form 10-K for the fiscal year ended December 31, 1987.
         Amendment to Form of Severance Agreement dated July 24, 1990 is incorporated by reference to SFP's Report on Form 10-Q for the Quarter ended June 30, 1990. Amendment to Form of Severance Agreement adopted
         January 25, 1994.
   (f)*  Trust Agreement dated July 6, 1987 between SFP and Harris Trust and
         Savings Bank as Trustee, as amended on October 28, 1987 and November
         2, 1987. Incorporated by reference to Exhibit 10(k) to SFP's Report on
         Form 10-K for the fiscal year ended December 31, 1987. Amendment to
         Trust Agreement dated September 1, 1988. Incorporated by reference to
         Exhibit 10(i) to SFP's Report on Form 10-K for the fiscal year ended
         December 31, 1988.
   (g)*  SFP Supplemental Deferred Compensation Plan. Incorporated by reference to Exhibit 10(l) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1987.
   (h)*  Retirement Policy for Directors of Santa Fe Pacific Corporation,
         adopted July 26, 1988, and effective January 1, 1988. Incorporated by reference to Exhibit 10(l) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1988.
   (i)*  SFP Supplemental Executive Retirement Plan adopted as of October 1,
         1989 and Amendment to SFP Supplemental Executive Retirement Plan dated as of February 27, 1990. Incorporated by reference to Exhibit 10(n) to
         SFP's Report on Form 10-K for the fiscal year ended December 31, 1989.
   (j)*  MLP Incentive Plan. Incorporated by reference to Exhibit 10.9 to
         Amendment No. 1 to Registration Statement on Form S-1 of SFP Pipeline
         Holdings, Inc. (Commission File No. 33-35638) dated August 8, 1990.
   (k)*  Employment Agreement effective as of June 1, 1990 between Santa Fe
         Pacific Pipelines, Inc. and I. Toole, Jr. Incorporated by reference to
         Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1
         of SFP Pipeline Holdings, Inc. (Commission File No. 33-35638) dated
         August 8, 1990.
   (l)*  Retirement Benefit Agreement dated February 26, 1992 between SFP and
         R. D. Krebs. Incorporated by reference to SFP's Report on Form 10-K for the fiscal year ended December 31, 1991.
   (m)*  Severance Agreement effective June 3, 1991 between R. T. Zitting and
         Santa Fe Pacific Gold Corporation. Incorporated by reference to
         Exhibit 10(a) to SFP's Report on Form 10-Q for the quarter ended
         September 30, 1991.
   (n)*  The Atchison, Topeka and Santa Fe Railway Company Incentive
         Compensation Plan. Incorporated by reference to Exhibit 10(n) to SFP's
         Report on Form 10-K for the fiscal year ended December 31, 1991.
   (o)*  Santa Fe Pacific Gold Corporation Incentive Compensation Plan.
         Incorporated by reference to Exhibit 10(o) to SFP's Report on Form 10-
         K for the fiscal year ended December 31, 1991.

- --------
* Management contract or compensatory plan or arrangement.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   (p)*  The Santa Fe Pacific Pipelines, Inc. Incentive Compensation Plan.
         Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to
         Registration Statement on Form S-1 of SFP Pipeline Holdings, Inc.
         (Commission File No. 33-35638) dated August 8, 1990. Amendment to the
         Santa Fe Pacific Pipelines, Inc. Incentive Compensation Plan dated
         January 12, 1994.
   (q)*  Executive Employment Agreement of June 29, 1992 between C. R. Beerbaum and SFP. Incorporated by reference to Exhibit 10(q) to SFP's Report on
         Form 10-K for the fiscal year ended December 31, 1992.
   (r)*  Santa Fe Pacific Long Term Incentive Stock Plan. Incorporated by
         reference to Exhibit 10(r) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1992. Amendment to Santa Fe Pacific
         Corporation Long Term Incentive Stock Plan dated May 25, 1993, incorporated by reference to SFP's Report on Form 10-Q for the quarter ended June 30, 1993.
   (s)*  Santa Fe Pacific Corporation Supplemental Retirement and Savings Plan.
   (t)*  The MLP Phantom Unit Incentive Plan. Incorporated by reference to
         Exhibit 10 to Form 10-Q of SFP Pipeline Holdings, Inc. for the quarter ended June 30, 1993.
   (u)*  Santa Fe Pacific Gold Corporation Phantom Stock Option Plan.
   (v)   Asset Exchange Agreement, dated as of January 25, 1993, First
         Amendment to Asset Exchange Agreement, dated June 1, 1993, and Second
         Amendment to Asset Exchange Agreement, dated as of June 25, 1993.
         Incorporated by reference to SFP's Current Report on Form 8-K dated
         June 25, 1993.
 13      1993 Annual Report to Shareholders of SFP (Consolidated Financial
         Highlights on page 1, and pages 14-32, only.)
 21      Subsidiaries of SFP.
 23(a)   Consent of Independent Accountants.
   (b)   Consent of Pincock, Allen & Holt
 24      Powers of Attorney.

- --------
* Management contract or compensatory plan or arrangement.

GRAPHICS APPENDIX

    Page 13 consists of a map depicting areas of minerals rights controlled by Santa Fe Pacific Gold Corporation in the western United States as well as the location of exploration offices, company mines, and company headquarters.