Form 10-Q
period 1994-03-31
SANTA FE PACIFIC CORP
filed 1994-05-13
CIK 732639

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For quarter ended March 31, 1994

                                          or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________


                            Commission File Number: 1-8627


                             SANTA FE PACIFIC CORPORATION
                (Exact name of registrant as specified in its charter)



                 Delaware                            36-3258709
         (State of Incorporation)       (I.R.S. Employer Identification No.)



            1700 East Golf Road, Schaumburg, Illinois            60173-5860
             (Address of principal executive offices)            (zip code)


        Registrant's telephone number, including area code:   (708) 995-6000


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
        days.  Yes [ X ]   No [   ].

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         Shares Outstanding
                     Class                               at March 31, 1994
         -----------------------------                 ----------------------
         Common Stock, $1.00 par value                   186,282,761 shares


                                    PART I

                           FINANCIAL INFORMATION (a)

             SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENT OF OPERATIONS (b)
                                  (UNAUDITED)
                     (In millions, except per share data)

                                                              Three Months
                                                             Ended March 31,
                                                           1994 (c)      1993
                                                        ----------    ----------
Revenues
Rail                                                    $   631.5     $   583.2
Gold                                                         84.3          64.4
Pipeline                                                      6.3           5.7
                                                        ----------    ----------
Total Revenues                                              722.1         653.3
                                                        ----------    ----------
Operating Expenses
Rail                                                        540.8         512.0
Gold                                                         62.7          35.8
                                                        ----------    ----------
Total Operating Expenses                                    603.5         547.8
                                                        ----------    ----------
Operating Income                                            118.6         105.5
Other Income (Expense)-Net                                   26.1          (5.1)
Gain on Sale of California Lines                              -           145.4
Interest Expense                                             31.7          38.6
                                                        ----------    ----------
Income Before Income Taxes                                  113.0         207.2

Income Tax                                                   44.9          80.1
                                                        ----------    ----------
Net Income                                              $    68.1     $   127.1
                                                        ==========    ==========

Net Income Per Share                                    $    0.36     $    0.68
                                                        ==========    ==========

Average Number of Common and Common Equivalent Shares       189.9         185.9
                                                        ==========    ==========

         (See accompanying notes to Consolidated Financial Statements)

                       SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                                    CONSOLIDATED BALANCE SHEET
                                           (In millions)
                                                                   (Unaudited)
                                                                     March 31,        December 31,
                                                                          1994                1993
                                                                 --------------      --------------
Assets

Current Assets
Cash and cash equivalents, at cost which approximates market     $        26.3       $        96.4
Accounts receivable, less allowances                                     124.4               103.5
Inventories                                                              132.1               120.4
Note receivable - current                                                 72.5                72.5
Current portion of deferred income taxes                                  80.5                78.1
Other                                                                    111.5               107.6
                                                                 --------------      --------------
Total Current Assets                                                     547.3               578.5
                                                                 --------------      --------------
Note Receivable                                                              -                36.2
Other Long-Term Assets                                                   315.1               326.1

Properties, Plant and Equipment                                        6,783.8             6,664.4
Less-accumulated depreciation, depletion and amortization              1,705.2             1,668.2
                                                                 --------------      --------------
Net Properties                                                         5,078.6             4,996.2
                                                                 --------------      --------------
Total Assets                                                     $     5,941.0       $     5,937.0
                                                                 ==============      ==============

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued liabilities                         $       696.3       $       715.7
Deferred gold revenues - current                                          19.3                15.4
Long-term debt due within one year                                       181.8               190.7
                                                                 --------------      --------------
Total Current Liabilities                                                897.4               921.8
                                                                 --------------      --------------
Long-Term Debt Due After One Year                                      1,106.7             1,185.1
Postretirement Benefits Liability                                        292.7               291.2
Restructuring Liability                                                  229.9               257.8
Deferred Gold Revenues                                                   124.8               133.8
Other Long-Term Liabilities                                              692.8               644.4
Deferred Income Taxes                                                  1,254.3             1,234.6
                                                                 --------------      --------------
Total Liabilities                                                      4,598.6             4,668.7
                                                                 --------------      --------------
Shareholders' Equity
Common stock                                                             190.0               190.0
Paid-in capital                                                          855.3               869.7
Retained income                                                          408.4               340.3
Treasury stock, at cost                                                 (111.3)             (131.7)
                                                                 --------------      --------------
Total Shareholders' Equity                                             1,342.4             1,268.3
                                                                 --------------      --------------
Total Liabilities and Shareholders' Equity                       $     5,941.0       $     5,937.0
                                                                 ==============      ==============

                   (See accompanying notes to Consolidated Financial Statements)
                                                -2-


                     SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)
                                         (In millions)

                                                                           Three Months
                                                                          Ended March 31,
                                                                        1994          1993
                                                                     ----------    ----------
Operating Activities
Net income                                                           $    68.1     $   127.1
   Adjustments to reconcile net income to operating cash flows:
         Depreciation, depletion and amortization                         68.2          55.2
         Deferred income taxes                                            17.2          56.4
         Rail restructuring costs paid                                   (19.8)        (18.3)
         Imputed interest expense                                          5.2           7.1
         Gain on sales of property, plant and equipment                   (0.6)       (147.1)
         Other-net                                                       (23.6)         (3.6)
         Changes in working capital:
            Accounts receivable                                          (22.4)        (18.2)
            Inventories                                                  (16.6)        (16.6)
            Accounts payable and accrued liabilities                     (18.6)          3.6
            Short-term investments and other current assets               (8.8)         (4.7)
                                                                     ----------    ----------
Net Cash Provided By Operating Activities                                 48.3          40.9
                                                                     ----------    ----------
Investing Activities
Cash used for capital expenditures                                      (103.9)        (70.4)
Proceeds from sale of property, plant and equipment                        5.4         168.5
Other-net                                                                 68.6          37.6
                                                                     ----------    ----------
Net Cash Provided By (Used For) Investing Activities                     (29.9)        135.7
                                                                     ----------    ----------
Financing Activities
Proceeds from long-term borrowings and deferred gold revenues              -            10.0
Principal payments on long-term borrowings and deferred gold revenues    (92.6)       (201.4)
Other-net                                                                  4.1           3.5
                                                                     ----------    ----------
Net Cash Used For Financing Activities                                   (88.5)       (187.9)
                                                                     ----------    ----------
Decrease in Cash and Cash Equivalents                                    (70.1)        (11.3)
  Cash and Cash Equivalents:
     Beginning of period                                                  96.4         100.1
                                                                     ----------    ----------
     End of period                                                   $    26.3     $    88.8
                                                                     ==========    ==========

Supplemental Disclosure of Cash Flow Information
  Cash paid (refunded) during the period for:
    Interest                                                         $    24.8     $    27.8
    Income taxes                                                     $    (0.3)    $   (11.2)

             (See accompanying notes to Consolidated Financial Statements)
                                          -3-

                SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


        (a) The consolidated financial statements should be read in conjunction with the Santa Fe Pacific Corporation ("SFP", "Registrant" or "Company") Annual Report on Form 10-K for the year ended December 31, 1993, including those financial statements and notes thereto incorporated by reference from the Registrant's 1993 Annual Report to Shareholders.

        (b) In the opinion of SFP management, the consolidated statement of operations for the three months ended March 31, 1994 and 1993 reflects all adjustments necessary for a fair statement of the results of operations.

        (c) The consolidated statement of operations for the three months ended March 31, 1994 is not necessarily indicative of the results of operations for the full year 1994.

        (d) On April 15, 1994, the Company's wholly-owned subsidiary, Santa Fe Pacific Gold Corporation ("Gold"), filed a registration statement with the Securities and Exchange Commission for the public offering of approximately 15% of its common stock. Following a successful completion of the offering, SFP management and the board of directors will decide whether to distribute the remaining stock of Gold to SFP shareholders. SFP has received a ruling from the Internal Revenue Service that a distribution of its shares in Gold to SFP shareholders would not result in the recognition of taxable income by the Company, its subsidiaries, or its shareholders.

        (e) In the first quarter of 1993, The Atchison, Topeka and Santa Fe Railway Company ("Santa Fe Railway") completed the second stage of three scheduled closings on the sale to eight southern California transportation agencies of certain interests in approximately 340 miles of rail lines and additional property. Santa Fe Railway received $166.9 million in cash proceeds resulting in a pre-tax gain of $145.4 million. The gain recognized is net of the cost of the properties and other expenses of the sale. Proceeds of $126 million were used to retire debt. The final closing occurred in the second quarter of 1993.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION

        Results of Operations
        ---------------------

        Current Quarter Compared with Same Quarter of Preceding Year
        ------------------------------------------------------------

        Including special items, SFP reported first quarter net income of $68.1 million or $0.36 per share compared to net income of $127.1 million or $0.68 per share last year. Other income-net in 1994 includes pre-tax gains of $34.2 million related to a gain on the sale of an investment and a favorable litigation settlement. The first quarter of 1993 included a pre-tax gain of $145.4 million related to the sale of rail lines in southern California discussed in Note (e) of the notes to consolidated financial statements. Excluding these special items, SFP reported net income of $47.5 million or $0.25 per share compared to $37.9 million or $0.20 per share last year.

        Operating income at Santa Fe Railway for the quarter was $90.7 million, an increase of $19.5 million or 27% over the $71.2 million reported in the first quarter of 1993. The operating ratio improved to 85.6% from 87.8%. Operating revenues of $631.5 million, which include revenue from miscellaneous transportation related items, improved 8% primarily driven by higher business volumes handled. Freight revenues by business group for the three months ended March 31, 1994 and 1993 were as follows:

                                                           Three Months
                                                          Ended March 31,
                                                          1994      1993
                                                         ------    ------
                                                          (In millions)
        Intermodal
          Intermodal Marketing Companies                 $ 97.9    $ 92.1
          Direct Marketing                                113.2      93.6
          International                                    51.0      45.6
                                                         ------    ------
          Total Intermodal                                262.1     231.3
                                                         ------    ------
        Carload Commodities
          Petroleum                                        35.5      35.6
          Chemicals & Plastics                             33.6      31.5
          Consumer/Food Products                           34.0      32.6
          Building Materials & Paper Products              29.7      26.0
          Metals                                           21.2      18.0
                                                         ------    ------
          Total Carload Commodities                       154.0     143.7
                                                         ------    ------
        Bulk Products
          Coal                                             59.2      53.2
          Minerals, Ores & Other                           35.3      36.2
          Grain                                            32.7      41.9
          Grain Products                                   20.8      20.9
                                                         ------    ------
          Total Bulk Products                             148.0     152.2
                                                         ------    ------
        Automotive
          Motor Vehicles                                   51.0      38.8
          Vehicle Parts                                     6.8       7.4
                                                         ------    ------
          Total Automotive                                 57.8      46.2
                                                         ------    ------
        Total Freight Revenue                            $621.9    $573.4
                                                         ======    ======

        Intermodal revenues increased 13% to $262.1 million, reflecting higher direct marketing and international shipments. Direct marketing revenues increased 21% primarily due to increased UPS shipments and higher less-than-truckload shipments. International revenues increased 12% principally reflecting increased volumes with existing customers. Carload Commodity revenues increased 7% to $154.0 million reflecting increased shipments of metals and other commodities, partially offset by a decline in average rates. Bulk Products revenues declined 3% as lower export grain shipments were offset by increased coal shipments. Automotive revenues increased 25% due to increased shipments of finished vehicles.

        Santa Fe Railway's quarterly operating expenses of $540.8 million increased 6%, principally due to the increase in volume. Operating expenses for the three months ended March 31, 1994 and 1993 consisted of the following:

                                                           Three Months
                                                          Ended March 31,
                                                          1994      1993
                                                         ------    ------
                                                          (In millions)

        Compensation and benefits                        $207.6    $200.9
        Contract services                                  84.0      72.1
        Fuel                                               58.9      59.2
        Equipment rents                                    60.4      51.7
        Depreciation and amortization                      49.1      46.0
        Materials and supplies                             32.5      29.0
        Other                                              48.3      53.1
                                                         ------    ------
        Total operating expenses                         $540.8    $512.0
                                                         ======    ======

        Compensation and benefits expense of $207.6 million increased only 3% as increases due to the higher traffic were partially offset by operating efficiencies. Contract services expense was $11.9 million higher principally due to increased intermodal and other traffic. Equipment rents of $60.4 million increased $8.7 million primarily reflecting the increased volume.

        Gold quarterly operating income of $21.6 million decreased $7.0 million compared to the same quarter last year; however, the prior year included operating income from coal and aggregate assets, including the receipt of a $16.0 million annual coal royalty payment, which assets were exchanged with Hanson Natural Resources Company on June 25, 1993. Gold sales increased 156,000 ounces to 209,000 ounces due to the addition of the mines acquired as part of the asset exchange, as well as increased production at the properties owned prior to the transaction. Operating expenses increased reflecting the increase in production and higher exploration expenses due to Gold's expanded exploration program.

        SFP's equity investment in the Pipeline Partnership produced operating income of $6.3 million in the first quarter, compared to $5.7 million last year, reflecting an increase in revenues from commercial and military shipments.

        Other income-net of $26.1 million increased $31.2 million due principally to a $23.7 million gain on the sale of SFP's investment in a publicly-traded insurance company and a pre-tax gain of $10.5 million related to a favorable litigation settlement. Excluding these items, other income-net was $3.0 million below last year due to lower income from real estate activities at Santa Fe Railway. Interest expense of $31.7 million decreased $6.9 million from 1993 reflecting favorable interest rates, lower imputed interest and higher capitalized interest.

        Financial Condition and Other Matters
        -------------------------------------

        Year-to-Date Cash Flow
        ----------------------

        For the three months ended March 31, 1994, net cash provided by operations totaled $48.3 million. Principal sources of cash from operations included net earnings before depreciation and deferred taxes. Uses of cash from operations included restructuring payments (primarily representing severance, relocation and other labor payments) and changes in working capital. Additional cash was provided through the sale of an investment previously discussed.
        Total capital expenditures, which include noncash transactions, for the first three months of 1994 were $151.2 million. Noncash transactions of $47.3 million primarily represent directly financed locomotive acquisitions and reimbursable projects. Capital spending was primarily funded through cash generated from operations, equipment financings and available cash balances.

        Approximately 90% of these expenditures were used for equipment, new facilities, and improvements to track structure and other road properties at Santa Fe Railway with the balance for development of gold properties. Through March 31, 1994, Santa Fe Railway had acquired 27 new locomotives at a cost of $33.4 million, and has received an additional 23 new locomotives in the second quarter of 1994. Also, Santa Fe Railway has recently committed to acquire an additional 50 locomotives which are anticipated to be received in the third and fourth quarters of 1994. It is currently anticipated that these locomotives will be directly financed. SFP's total 1994 capital expenditures are now expected to exceed $650 million including a total of 100 locomotives.

        Gold Registration Statement
        ---------------------------

        On April 15, 1994, the Company's wholly-owned subsidiary, Gold, filed a registration statement with the Securities and Exchange Commission for the public offering of approximately 15% of its common stock. Following a successful completion of the offering, SFP management and the board of directors will decide whether to distribute the remaining stock of Gold to SFP shareholders. SFP has received a ruling from the Internal Revenue Service that a distribution of its shares in Gold to SFP shareholders would not result in the recognition of taxable income by the Company, its subsidiaries, or its shareholders.

        Subsequent Event
        ----------------

        On April 22, 1994, the Company received an adverse appellate decision involving pension obligations of a subsidiary which was sold in 1984. The Company has filed a petition for reconsideration of this decision. The Company may record a charge related to this decision in the second quarter, depending upon the court's action on the petition for reconsideration. The magnitude of the net charge, if any, would not be expected to exceed $8 million, or $0.04 per share.


                              PART II. OTHER INFORMATION
                              --------------------------

        Item 4.  Submission of Matters to a Vote of Security Holders
        ------------------------------------------------------------

        At the April 26, 1994, annual meeting of stockholders, the Registrant's stockholders voted on one matter; 186,217,883 shares of common stock were outstanding and entitled to vote as of the March 1, 1994, record date.

                 Election of Four Directors
                 ---------------------------

                 The stockholders elected the four nominees as directors for a three year term by the following vote:

                 Nominees Elected             For               Withheld
                 ----------------       ---------------     ---------------
                 Bill M. Lindig           156,558,490             938,283
                 Roy S. Roberts           156,451,467           1,045,306
                 John S. Runnells II      156,578,205             918,568
                 Robert H. West           156,630,643             866,130

                 Directors Whose Terms of Office Continue
                 ----------------------------------------
                 Joseph F. Alibrandi
                 George Deukmejian
                 Jean Head Sisco
                 Robert D. Krebs
                 Michael A. Morphy
                 Edward F. Swift

        Item 6.  Exhibits and Reports on Form 8-K
        -----------------------------------------

        (a) See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this Report.


        (b) Reports on Form 8-K.

            During the quarter ended March 31, 1994 a report on Form 8-K dated January 19, 1994 was filed, reporting on SFP's 1993 earnings.

                                      SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SANTA FE PACIFIC CORPORATION
                                                 (Registrant)






                                   /s/           Thomas N. Hund
                                   ------------------------------------------
                                                 Thomas N. Hund
                                          Vice President & Controller
                                      (On Behalf of the Registrant and as
                                          Principal Accounting Officer)




















        Schaumburg, Illinois
        May 12, 1994

                                    EXHIBIT INDEX
                                    -------------


          EXHIBIT
          NUMBER         Description of Exhibit
          -------        ----------------------

          10(a)* Santa Fe Pacific Corporation Supplemental Retirement and Savings Plan

            12 Statement regarding computation of ratio of earnings to fixed charges (as of March 31, 1994).

            21           Subsidiaries of Santa Fe Pacific Corporation

































          * Management contract or compensatory plan or arrangement.