Form 10-K/A
period 1993-12-31
SANTA FE PACIFIC CORP
filed 1994-06-29
CIK 732639

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     Form 10-K/A

          [X] ANNUAL REPORT PURSUANT TO SECTION TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1993

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from             to
                                              -----------     -----------

                            Commission file number 1-8627

                             SANTA FE PACIFIC CORPORATION
                (Exact name of registrant as specified in its charter)

                    Delaware                        36-3258709
            (State of Incorporation)   (I.R.S. Employer Identification No.)

                                 1700 East Golf Road
                           Schaumburg, Illinois 60173-5860

                                     708/995-6000
                 (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
               Title of each class              on which registered
               -------------------              -----------------------
               Common Stock, $1.00 par value    New York Stock Exchange
                                                Chicago Stock Exchange
                                                Pacific Stock Exchange

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

               See Index to Exhibits on page E-1 for a description for a description of the exhibits filed as a part of this Report.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SANTA FE PACIFIC CORPORATION



                                          By:   /s/  Thomas N. Hund
                                             -----------------------------
                                                     Thomas N. Hund
                                             Vice President and Controller


          Dated:  June 28, 1994

                             SANTA FE PACIFIC CORPORATION

                                  INDEX OF EXHIBITS


          Exhibit
          Number    Description
          -------   -----------

          23        Consent of Independent Accountants.

          99(a) Report of Independent Accountants dated June 24, 1994 and Financial Statements required by Form 11-K related to The Santa Fe Pacific Retirement and Savings Plan for Salaried Employees. (Commission File Number 33-26814) (Filed under cover of Form SE as permitted by Rule 311 of Regulation S-T.)

          99(b) Report of Independent Accountants dated June 24, 1994 and Financial Statements required by Form 11-K related to The Atchison, Topeka and Santa Fe Railway Company - Brotherhood of Locomotive Engineers 401(k) Retirement Plan. (Commission File Number 33-33413) (Filed under cover of Form SE as permitted by Rule 311 of Regulation S-T.)

          99(c) Report of Independent Accountants dated June 24, 1994 and Financial Statements required by Form 11-K related to The SFPG Mining Company Retirement and Savings Plan for Hourly Employees. (Commission File Number 33-60628) (Filed under cover of Form SE as permitted by Rule 311 of Regulation S-T.)