Form 10-Q
period 1994-06-30
SANTA FE PACIFIC CORP
filed 1994-08-08
CIK 732639

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended June 30, 1994

                                          or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ___________ to ___________


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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Class                Shares Outstanding at June 30, 1994
         -----------------------------    -----------------------------------
         Common Stock, $1.00 par value             186,523,992 shares


                                                        PART I

                                                FINANCIAL INFORMATION

                                 SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                      (UNAUDITED)
                                         (In millions, except per share data)

                                                                       Three Months                Six Months
                                                                      Ended June 30,             Ended June 30,
                                                                    1994         1993          1994          1993
                                                                ----------    ----------    ----------    ----------
Operating Revenues                                              $   658.2     $   609.1     $ 1,289.7     $ 1,192.3
                                                                ----------    ----------    ----------    ----------
Operating Expenses
Compensation and benefits                                           209.2         204.1         416.8         405.0
Contract services                                                    94.1          82.0         178.1         154.1
Fuel                                                                 61.2          59.6         120.1         118.8
Equipment rents                                                      62.0          53.0         122.4         104.7
Depreciation and amortization                                        50.1          46.8          99.2          92.8
Materials and supplies                                               32.3          35.2          64.8          64.2
Other                                                                51.9          46.3         100.2          99.4
                                                                ----------    ----------    ----------    ----------
Total Operating Expenses                                            560.8         527.0       1,101.6       1,039.0
                                                                ----------    ----------    ----------    ----------
Operating Income                                                     97.4          82.1         188.1         153.3
Equity in Earnings of Pipeline                                       10.7           8.9          17.0          14.6
Interest Expense                                                     30.9          34.4          59.9          69.6
Gain on Sale of California Lines                                      -             -             -           145.4
Other Income (Expense)-Net                                            6.7          (8.5)         32.7         (14.1)
                                                                ----------    ----------    ----------    ----------
Income From Continuing Operations Before Income Taxes                83.9          48.1         177.9         229.6

Income Taxes                                                         35.5          19.9          75.3          95.0
                                                                ----------    ----------    ----------    ----------
Income From Continuing Operations                                    48.4          28.2         102.6         134.6
Income from Discontinued Operations, Net of Income Taxes              9.2         119.3          23.1         140.0
                                                                ----------    ----------    ----------    ----------
Net Income                                                      $    57.6     $   147.5     $   125.7     $   274.6
                                                                ==========    ==========    ==========    ==========

Income Per Share of Common Stock
  Continuing Operations                                         $    0.25     $    0.15     $    0.54     $    0.72
  Discontinued Operations                                            0.05          0.64          0.12          0.75
                                                                ----------    ----------    ----------    ----------
Net Income                                                      $    0.30     $    0.79     $    0.66     $    1.47
                                                                ==========    ==========    ==========    ==========

Average Number of Common and Common Equivalent Shares               189.7         186.6         189.8         186.3
                                                                ==========    ==========    ==========    ==========

<F1>
                              (See accompanying notes to Consolidated Financial Statements)

                       SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                                    CONSOLIDATED BALANCE SHEET
                                           (In millions)

                                                                  (Unaudited)
                                                                    June 30,          December 31,
                                                                      1994                1993
                                                                 --------------      --------------
Assets

Current Assets
Cash and cash equivalents, at cost which approximates market     $        15.0       $        70.3
Accounts receivable, less allowances                                      93.9                96.1
Materials and supplies                                                   109.7                92.3
Note receivable - current                                                 72.5                72.5
Current portion of deferred income taxes                                 100.5                99.3
Other                                                                      8.8                27.2
Net assets of discontinued operations                                    504.4                 -
                                                                 --------------      --------------
Total current assets                                                     904.8               457.7
                                                                 --------------      --------------
Note Receivable                                                            -                  36.2
Other Long-Term Assets                                                   321.8               323.3

Properties, Plant and Equipment                                        6,024.9             5,886.1
Less-accumulated depreciation and amortization                         1,534.3             1,577.7
                                                                 --------------      --------------
Net properties                                                         4,490.6             4,308.4
Net Assets of Discontinued Operations                                      -                 248.4
                                                                 --------------      --------------
Total Assets                                                     $     5,717.2       $     5,374.0
                                                                 ==============      ==============
Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued liabilities                         $       697.1       $       669.8
Dividend payable - Gold distribution                                     504.4                 -
Long-term debt due within one year                                       172.2               184.7
                                                                 --------------      --------------
Total current liabilities                                              1,373.7               854.5
                                                                 --------------      --------------
Long-Term Debt Due After One Year                                        932.3               991.1
Postretirement Benefits Liability                                        259.1               284.7
Restructuring Liability                                                  206.4               257.8
Other Long-Term Liabilities                                              641.8               601.7
Deferred Income Taxes                                                  1,148.0             1,115.9
                                                                 --------------      --------------
Total liabilities                                                      4,561.3             4,105.7
                                                                 --------------      --------------
Shareholders' Equity
Common stock                                                             190.0               190.0
Paid-in capital                                                          858.0               869.7
Retained income                                                          212.3               340.3
Treasury stock, at cost                                                 (104.4)             (131.7)
                                                                 --------------      --------------
Total shareholders' equity                                             1,155.9             1,268.3
                                                                 --------------      --------------
Total Liabilities and Shareholders' Equity                       $     5,717.2       $     5,374.0
                                                                 ==============      ==============

                   (See accompanying notes to Consolidated Financial Statements)

                           SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (UNAUDITED)
                                               (In millions)

                                                                                  Six Months
                                                                                Ended June 30,
                                                                              1994          1993
                                                                           ----------    ----------
Operating Activities
Net income                                                                 $   125.7     $   274.6
   Adjustments to reconcile net income to operating cash flows:
         Income from discontinued operations, net of income taxes              (23.1)       (140.0)
         Depreciation and amortization                                          99.2          92.8
         Deferred income taxes                                                  33.7          65.6
         Rail restructuring costs paid                                         (33.8)        (41.3)
         Imputed interest expense                                               10.4          14.0
         Gain on sales of property, plant and equipment                         (1.2)       (148.1)
         Other-net                                                             (48.5)        (10.0)
         Changes in working capital:
            Accounts receivable:
              Sale of accounts receivable                                       40.0           -
              Other changes                                                    (43.5)        (29.7)
            Materials and supplies                                             (22.4)        (17.4)
            Accounts payable and accrued liabilities                            29.0          24.2
            Short-term investments and other current assets                     13.4          (6.3)
                                                                           ----------    ----------
Net Cash Provided By Operating Activities-Continuing Operations                178.9          78.4
Discontinued Operations-Net                                                    (11.3)         47.6
                                                                           ----------    ----------
Net Cash Provided by Operating Activities                                      167.6         126.0
                                                                           ----------    ----------
Investing Activities
Cash used for capital expenditures                                            (205.8)       (142.4)
Proceeds from sale of property, plant and equipment                             14.6         231.2
Other-net                                                                       64.9          38.9
Discontinued Operations-Net                                                    (29.1)        (48.3)
                                                                           ----------    ----------
Net Cash Provided By (Used For) Investing Activities                          (155.4)         79.4
                                                                           ----------    ----------
Financing Activities
Proceeds from long-term borrowings                                               -             6.5
Principal payments on long-term borrowings                                    (128.5)        (93.1)
Other-net                                                                        7.1           6.7
Discontinued Operations-Net                                                     53.9        (112.6)
                                                                           ----------    ----------
Net Cash Used For Financing Activities                                         (67.5)       (192.5)
                                                                           ----------    ----------
Increase (decrease) in Cash and Cash Equivalents                               (55.3)         12.9
  Cash and Cash Equivalents:
     Beginning of period                                                        70.3          62.1
                                                                           ----------    ----------
     End of period                                                         $    15.0     $    75.0
                                                                           ==========    ==========

Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:
    Interest                                                               $    51.4     $    57.1
    Income Taxes                                                           $    33.5     $     3.3
                                                                           ==========    ==========

<F1>
                       (See accompanying notes to Consolidated Financial Statements)

                                                    -3-

                SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

        (a) The consolidated financial statements should be read in conjunction with the Santa Fe Pacific Corporation ("SFP", "Registrant" or "Company") Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 Form 10-K"), including those financial statements and notes thereto incorporated by reference from the Registrant's 1993 Annual Report to Shareholders, and the Company's Current Report on Form 8-K dated August 3, 1994, which restated certain sections of the 1993 Form 10-K to reflect SFP's gold subsidiary, Santa Fe Pacific Gold Corporation ("SFP Gold"), as discontinued operations.

        (b) In the opinion of SFP management, the consolidated statement of operations for the three and six months ended June 30, 1994 and 1993 reflects all adjustments necessary for a fair statement of the results of operations.

        (c) The consolidated statement of operations for the three and six months ended June 30, 1994 is not necessarily indicative of the results of operations for the full year 1994.

        (d) On June 15, 1994, SFP Gold's registration statement for the initial public offering of 14.6% of its common stock became effective. Approximately 19 million shares were sold at a price of $14 per share resulting in net proceeds of $250.3 million, the majority of which was used for the repayment of outstanding debt at SFP Gold. On June 29, 1994, SFP's Board of Directors approved the distribution to SFP shareholders of its remaining 85.4% interest in SFP Gold. As a result, SFP Gold will become a separate, independent entity effective September 30, 1994. Holders of record of SFP common stock as of September 12, 1994, will receive a distribution of one share of common stock of SFP Gold for every approximately 1.7 shares of SFP common stock held. Under a ruling obtained from the Internal Revenue Service, the distribution is tax-free to SFP shareholders. Accordingly, certain current year and comparative prior year amounts in the consolidated financial statements have been reclassified to present SFP Gold as a discontinued operation. Income from discontinued operations was as follows:

                                             Three Months       Six Months
                                            Ended June 30,    Ended June 30,
                                             1994     1993     1994     1993
                                            ------  ------    ------  ------
                                                      (In millions)
       Revenues                             $ 93.5  $ 57.0    $177.8  $121.4
                                            ------  ------    ------  ------
       Income before income taxes             24.8   233.8      43.9   259.5
       Income taxes                           15.6   114.5      20.8   119.5
                                            ------  ------    ------  ------
       Income from discontinued operations  $  9.2  $119.3    $ 23.1  $140.0
                                            ------  ------    ------  ------

            Net income of $9.2 million from discontinued operations recorded in the second quarter of 1994 represents earnings from current quarter operations, and estimated transaction and other costs related to the distribution partially offset by estimated earnings prior to the distribution on September 30, 1994. The consolidated Balance Sheet reflects a current liability of $504.4 million for the dividend of SFP Gold to shareholders.

            In June 1993, SFP Gold completed an asset exchange with Hanson Natural Resources Company ("Hanson"). SFP Gold received certain gold assets of Hanson, and Hanson acquired essentially all coal and aggregate assets of SFP Gold. Income from discontinued operations for 1993 includes an after-tax gain on the exchange of $108.3 million or $0.58 per share.

        (e) In June 1994, SFP changed the eligibility requirements for its postretirement medical benefits, resulting in a pre-tax, non-cash curtailment gain of $29.5 million related to employees who are no longer currently eligible for benefits. The Atchison, Topeka and Santa Fe Railway Company ("Santa Fe Railway") recorded $28.1 million of the gain which is included in Other income (expense)-net. The remaining $1.4 million is reflected in the Equity in Earnings of Pipeline.

        (f) In the first quarter of 1993, Santa Fe Railway completed the second stage of three scheduled closings on the sale to eight southern California transportation agencies of certain interests in approximately 340 miles of rail lines and additional property. Santa Fe Railway received $166.9 million in cash proceeds resulting in a pre-tax gain of $145.4 million. The gain recognized is net of the cost of the properties and other expenses of the sale. Proceeds of $126 million were used to retire debt related to discontinued operations. The final closing occurred in the second quarter of 1993 in which proceeds of $60 million were received. No gain was recognized under the final closing as proceeds were offset by the cost of property, other expenses of the sale and an obligation retained by Santa Fe Railway, which under certain conditions, requires the repurchase of a portion of the properties sold for $50 million.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION

        Results of Operations
        ---------------------

        Current Quarter Compared with Same Quarter of Preceding Year
        ------------------------------------------------------------

        SFP reported net income for the second quarter of $57.6 million or $0.30 per share compared to net income of $147.5 million or $0.79 per share last year. Excluding discontinued operations, a pre-tax credit of $29.5 million resulting from a change in postretirement medical benefits eligibility requirements discussed in Note (e), and a $12.3 million pre-tax charge related to an adverse appellate court decision, SFP reported net income of $38.5 million or $0.20 per share compared to income from continuing operations of $28.2 million or $0.15 per share last year.

        Operating income at Santa Fe Railway for the quarter was $97.4 million, an increase of $15.3 million or 19% over the $82.1 million reported in the second quarter of 1993. Operating revenues of $658.2 million, which includes revenue from miscellaneous transportation related items, rose 8% as carloadings increased 7% and average revenue per car increased 1%. Freight revenues by commodity for the three and six months ended June 30, 1994 and 1993 were as follows:

                                             Three Months        Six Months
                                            Ended June 30,     Ended June 30,
                                            1994     1993      1994     1993
                                          -------- --------  -------- --------
                                                      (In millions)
        Intermodal
          Intermodal Marketing Companies  $  114.5 $  100.2  $  212.4 $  192.3
          Direct Marketing                   127.4     95.0     240.6    188.6
          International                       53.9     50.3     104.9     95.9
                                          -------- --------  -------- --------
          Total Intermodal                   295.8    245.5     557.9    476.8
                                          -------- --------  -------- --------
        Carload Commodities
          Petroleum                           35.5     36.5      71.0     72.1
          Chemicals & Plastics                37.0     32.6      70.6     64.1
          Consumer/Food Products              32.4     32.2      66.4     64.8
          Building Materials & Paper Prod.    29.3     26.3      59.0     52.3
          Metals                              19.2     19.3      40.4     37.3
                                          -------- --------  -------- --------
          Total Carload Commodities          153.4    146.9     307.4    290.6
                                          -------- --------  -------- --------

        Bulk Products
          Coal                                58.6     54.4     117.8    107.6
          Minerals, Ores & Other              39.1     43.1      74.4     79.3
          Grain                               26.7     35.8      59.4     77.7
          Grain Products                      20.9     20.7      41.7     41.6
                                          -------- --------  -------- --------
          Total Bulk Products                145.3    154.0     293.3    306.2
                                          -------- --------  -------- --------

        Automotive
          Motor Vehicles                      48.1     45.4      99.1     84.2
          Vehicle Parts                        6.6      8.0      13.4     15.4
                                          -------- --------  -------- --------
          Total Automotive                    54.7     53.4     112.5     99.6
                                          -------- --------  -------- --------

        Total Freight Revenue             $  649.2 $  599.8  $1,271.1 $1,173.2
                                          ======== ========  ======== ========

        Intermodal revenues increased 20% to $295.8 million, reflecting higher shipments in direct marketing and international, and higher average revenue per car in intermodal marketing companies. Direct marketing revenues increased 34% primarily due to increased UPS, less-than-truckload and Quantum shipments. Intermodal marketing companies revenues increased 14% primarily due to revised rate schedules increasing rates in the Texas and Northern California corridors; and international revenues increased 7% primarily reflecting increased volumes with existing customers. Carload commodity revenues of $153.4 million were 4% higher than last year, principally reflecting increased volumes in building materials & paper products and chemicals & plastics. Bulk products revenues declined 6% as a decline in average rates was partially offset by higher volumes, both reflecting changes in the traffic mix. Grain revenues were lower due to reduced export grain shipments, while coal traffic increased as utilities continue to build inventory and experience strong off-system demand for generated power.

        Quarterly operating expenses for Santa Fe Railway were $560.8 million, an increase of 6% from last year reflecting both volume increases and inflation. Compensation and benefits expense of $209.2 million increased 2% as increases due to higher traffic levels were partially offset by operating efficiencies. Contract services expense and equipment rents increased $12.1 million and $9.0 million, respectively, principally due to higher business volumes.

        SFP's investment in Santa Fe Pacific Pipeline Partners, L.P. ("Pipeline Partnership") produced equity income of $10.7 million in the quarter including a credit of $1.4 million related to the change in postretirement medical benefits eligibility requirements. Excluding this credit, income was $9.3 million compared to $8.9 million in the prior year, reflecting an increase in commercial volumes.

        Interest expense decreased $3.5 million reflecting lower debt levels. Other income (expense)-net of $6.7 million increased $15.2 million due primarily to a credit of $28.1 million for the change in postretirement medical benefits eligibility requirements, offset by a pre-tax charge of $12.3 million for an adverse appellate court decision related to pension obligations of a former subsidiary.

        Year to Date 1994 Compared to Year to Date 1993
        -----------------------------------------------

        SFP reported net income of $125.7 million or $0.66 per share for the six months ended June 30, 1994 compared to $274.6 million or $1.47 per share in 1993. Excluding discontinued operations, the 1994 second quarter special items discussed above and pre-tax gains of $34.2 million reflected in other income (expense)-net related to the sale of an investment and a favorable litigation settlement recorded in the first quarter of 1994, SFP reported adjusted net income of $73.0 million or $0.38 per share. Adjusted net income in 1993 was $49.4 million or $0.26 per share and excludes discontinued operations and a pre-tax gain of $145.4 million related to the sale of California lines as discussed in Note (f).

        Santa Fe Railway's operating income for the first six months was $188.1 million compared with $153.3 million a year earlier. Operating revenues of $1,289.7 million improved 8% as carloadings increased 7% and average revenue per car increased 1%. Intermodal revenues increased 17% compared to last year reflecting increased carloadings in direct marketing and international, and higher average revenue per car in intermodal marketing companies. Carload commodities revenues increased 6% primarily reflecting increased volumes in building materials & paper products and chemicals & plastics. Bulk products revenues declined 4% as lower export grain shipments were offset by higher coal revenues. Automotive revenues increased 13% reflecting higher volumes in motor vehicles.

        Operating expenses at Santa Fe Railway were $1,101.6 million, a 6% increase over last year. Compensation and benefits expense was $11.8 million or 3% above last year reflecting volume increases, partially offset by operating efficiencies. Contract services expense of $178.1 million was 16% above last year and equipment rents expense of $122.4 million was 17% above last year both reflecting increased business volumes.

        Excluding the change in postretirement benefits eligibility discussed above, income from SFP's equity investment in the Pipeline Partnership of $17.0 million increased by $2.4 million compared to last year, primarily due to volume and rate related increases.

        Interest expense of $59.9 million was $9.7 million lower due principally to more favorable interest rates and lower outstanding debt. Excluding the special items in 1994 discussed previously, other income-net declined $3.2 million from last year, primarily the result of lower real estate income.

        Financial Condition and Other Matters
        -------------------------------------

        Year-to-Date Cash Flow
        ----------------------

        For the six months ended June 30, 1994, net cash provided by operating activities from continuing operations totaled $178.9 million. Principal sources of cash from continuing operations included net earnings before depreciation and deferred taxes and the sale of accounts receivable. Total capital expenditures for the first six months of 1994, which include noncash transactions, were $293.1 million. Noncash transactions of $87.3 million primarily represents directly financed equipment acquisitions and reimbursable projects. Capital spending principally related to equipment, new facilities and improvements to track structure and other road properties and was primarily funded through cash generated from continuing operations, equipment financings, and available cash balances. Total principal payments on long-term borrowings were $128.5 million for the six months ended. SFP's ratio of total debt to capital was 49% at June 30, 1994.

        Burlington Northern Agreement and Plan of Merger
        ------------------------------------------------

        On June 29, 1994, Santa Fe Pacific Corporation ("SFP") and Burlington Northern Inc. ("BNI") entered into a definitive Agreement and Plan of Merger which calls for SFP to merge with and into BNI, with BNI being the surviving corporation. At the closing of the merger, each SFP share outstanding will be converted into the right to receive 0.27 of a share of BNI stock. Upon completion of the merger, BNI will change its name to Burlington Northern Santa Fe Corporation. Gerald Grinstein, BNI's chairman and chief executive officer, will be chairman of the surviving corporation. Robert D. Krebs, chairman, president and chief executive officer of SFP and of Santa Fe Railway, will be president and chief executive officer of the surviving corporation. Two-thirds of the directors of the surviving corporation will be designated by BNI, and one-third of the directors of the surviving corporation will be designed by SFP.

        The merger has been approved by the boards of directors of SFP and BNI, but is still subject to a number of conditions, including approval by the shareholders of both BNI and SFP and approval by the Interstate Commerce Commission.

                              PART II. OTHER INFORMATION
                              --------------------------

        Item 1.  Legal Proceedings
        --------------------------

             On July 12, 1994, the settlements of the New TC Lawsuit and the Great American Lawsuit as described in the Form 10-K of SFP for 1993 were completed.

             Four purported shareholder class action suits have been filed arising out of SFP's proposed participation in the merger with BNI. On June 30, 1994, shortly after announcement of the proposed merger, two purported shareholder class action suits were filed in the Court of Chancery of the State of Delaware (Miller v. Santa Fe Pacific Corporation, C.A. No. 13587; Cosentino v. Santa Fe Pacific Corporation, C.A. No. 13588). On July 1, 1994, two additional purported shareholder class action suits were filed in the Court of Chancery of the State of Delaware (Fielding v. Santa Fe Pacific Corporation, C.A. No. 13591; Wadsworth v. Santa Fe Pacific Corporation, C.A. No. 13597).

             The actions name as defendants SFP, the individual members of the SFP Board of Directors and BNI. In general, the actions variously allege that SFP's directors breached their fiduciary duties to the shareholders by agreeing to the proposed merger for allegedly "grossly inadequate" consideration in light of recent operating results of SFP, recent trading prices of SFP's common stock and other alleged factors, by allegedly failing to take all necessary steps to ensure that shareholders will receive the maximum value realizable for their shares (including allegedly failing to actively pursue the acquisition of SFP by other companies or conducting an adequate "market check") and by allegedly failing to disclose to shareholders the full extent of the future earnings potential of SFP, as well as the current value of its assets. The Miller and Fielding cases further allege that the proposed merger is unfairly timed and structured and, if consummated, would allegedly unfairly deprive the shareholders of standing to pursue certain pending shareholder derivative litigation. Plaintiffs also have alleged that BNI is responsible for aiding and abetting the alleged breach of fiduciary duty committed by the SFP Board. The actions seek certification of a class action on behalf of SFP's shareholders. In addition, the actions seek injunctive relief against consummation of the merger and, in the event that the merger is consummated, the rescission of the merger, an award of unspecified compensatory or rescissory damages and other damages, including court costs and attorneys' fees, an accounting by defendants of all profits realized by them as a result of the merger and various other forms of relief. Defendants believe that these lawsuits are meritless and intend to oppose them vigorously.

        Item 6.  Exhibits and Reports on Form 8-K
        -----------------------------------------

        (a) See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

        (b) Reports on Form 8-K.

            Registrant filed a Current Report on Form 8-K dated June 29, 1994, (date of earliest event reported) and filed on July 11, 1994 which described under Part II, Item 1, the agreement and plan of merger between SFP and BNI and included in Part II,
            Item 7, exhibits relating to the merger agreement. Included in this report and described under Part II, Item 5, was the special dividend declared by the Board of Directors consisting of SFP's interests in its subsidiary, Santa Fe Pacific Gold Corporation ("SFP Gold") and included in Part II, Item 7, an Exhibit of the press release announcing such dividend. Subsequently, Registrant filed a report on Form 8-K/A as Amendment No. 1 to this Current Report on Form 8-K dated June 29, 1994, (date of earliest event reported) and filed on July 29, 1994. This report included in Part II,
            Item 7, an exhibit listing of schedules to the agreement and plan of merger between SFP and BNI.

            Registrant filed a Current Report on Form 8-K dated and filed on August 3, 1994 which described under Part II, Item 5, the dividend declared by SFP's Board of Directors of SFP's remaining interest in SFP Gold and the resulting restatement of certain financial information to reflect SFP's gold operations as discontinued operations, and included in Part II, Item 7, exhibits relating to the restatement.

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




















        Schaumburg, Illinois
        August 8, 1994

                                    EXHIBIT INDEX
                                    -------------

        EXHIBIT
        NUMBER         Description of Exhibit
        -------        ----------------------

          10.1* Amended and restated SFP Form of Severance Agreement authorized January 25, 1994 (applicable to 30 people as of June 20, 1994).

          10.2* Santa Fe Pacific Gold Corporation Supplemental Retirement and Savings Plan. Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement on Form S-1 (Commission File No. 33-77774) dated May 24, 1994 of Santa Fe Pacific Gold Corporation.

          12 Statement regarding computation of ratio of earnings to fixed charges (as of June 20, 1994).


























        * Management contract or compensatory plan or arrangement.