Form 10-K/A
period 1993-12-31
SANTA FE PACIFIC CORP
filed 1994-10-05
CIK 732639

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Management's Discussion and Analysis of Results of Operations and Financial Condition is hereby incorporated by reference to Exhibit 13 of this Report on Form 10-K/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of SFP and subsidiary companies, together with the report thereon of Price Waterhouse LLP dated February 4, 1994, are hereby incorporated by reference to Exhibit 13 of this Report on Form 10-K/A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) The following documents are filed as a part of this report:

                                                                            PAGE
                                                                            ----
  1. Consolidated Financial Statements:
Report of Independent Accountants dated February 4, 1994................... 19
Consolidated Statement of Operations for the three years ended
 December 31, 1993......................................................... 20
Consolidated Balance Sheet at December 31, 1993 and 1992................... 21
Consolidated Statement of Cash Flows for the three years ended
 December 31, 1993......................................................... 22
Consolidated Statement of Shareholders' Equity for the three years ended December 31, 1993................................................... 23
Notes to Consolidated Financial Statements................................. 24

  3. Exhibits:

  See Index to Exhibits for a description of the exhibits filed as a part of this Report.

                                   SIGNATURES

  SANTA FE PACIFIC CORPORATION, PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SANTA FE PACIFIC CORPORATION

                                               /s/ Thomas N. Hund
                                          By: _________________________________
                                               Thomas N. Hund
                                               Vice President and Controller

Dated: October 5, 1994

                          SANTA FE PACIFIC CORPORATION

                               INDEX OF EXHIBITS

                                                                    SEQUENTIAL
 EXHIBIT                                                               PAGE
 NUMBER                         DESCRIPTION                           NUMBER
 -------                        -----------                         ----------
  13     Santa Fe Pacific Corporation financial information. The
         following financial information is included:
         1. Management's Discussion and Analysis of Results of
            Operations and Financial Condition                         14
         2. Consolidated Financial Statements:
            Report of Independent Accountants                          19
            Consolidated Statement of Operations for the three
              years ended December 31, 1993                            20
            Consolidated Balance Sheet at December 31, 1993 and
              1992                                                     21
            Consolidated Statement of Cash Flows for the three
              years ended December 31, 1993                            22
            Consolidated Statement of Shareholders' Equity for
              the three years ended December 31, 1993                  23
            Notes to Consolidated Financial Statements                 24
  23(a)  Consent of Independent Accountants.