Form 10-Q/A
period 1994-03-31
SANTA FE PACIFIC CORP
filed 1994-10-05
CIK 732639

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  FORM 10-Q/A
                                Amendment No. 1

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

        (f) SFP is a party to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental exposures and employee injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things, the meritorious legal defenses available, it is the opinion of SFP management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of SFP, although an adverse resolution of a number of these items in a single year could have a material adverse effect on the results of operations for that year.

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

        Rail Restructuring
        ------------------

        Benefits for the eastern lines crew consist agreement of approximately $25 million annually and for centralization of certain transportation functions of approximately $20 million annually are being realized as expected and as previously disclosed. Restructuring costs paid of $19.8 million for the first three months of 1994 are also being incurred as expected, with annual payments estimated to be approximately $60 million in 1994.

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


                              PART II. OTHER INFORMATION
                              --------------------------

        Item 1.  Legal Proceedings
        --------------------------

             SFP is a party to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental exposures and employee injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things, the meritorious legal defenses available, it is the opinion of SFP management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of SFP, although an adverse resolution of a number of these items in a single year could have a material adverse effect on the results of operations for that year.

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














        Schaumburg, Illinois
        October 5, 1994