Form 10-Q/A
period 1994-06-30
SANTA FE PACIFIC CORP
filed 1994-10-05
CIK 732639

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                     FORM 10-Q/A
                                    Amendment No.1

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

        (g) SFP is a party to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental exposures and employee injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things, the meritorious legal defenses available, it is the opinion of SFP management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of SFP, although an adverse resolution of a number of these items in a single year could have a material adverse effect on the results of operations for that year.

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

        Including the change in postretirement benefits eligibility discussed above, income from SFP's equity investment in the Pipeline Partnership of $17.0 million increased by $2.4 million compared to last year, primarily due to volume and rate related increases.

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

        Burlington Northern Agreement and Plan of Merger
        ------------------------------------------------

        On June 29, 1994, Santa Fe Pacific Corporation ("SFP") and Burlington Northern Inc. ("BNI") entered into a definitive Agreement and Plan of Merger which calls for SFP to merge with and into BNI, with BNI being the surviving corporation. At the closing of the merger, each SFP share outstanding will be converted into the right to receive 0.27 of a share of BNI stock. Upon completion of the merger, BNI will change its name to Burlington Northern Santa Fe Corporation. Gerald Grinstein, BNI's chairman and chief executive officer, will be chairman of the surviving corporation. Robert D. Krebs, chairman, president and chief executive officer of SFP and of Santa Fe Railway, will be president and chief executive officer of the surviving corporation. Two-thirds of the directors of the surviving corporation will be designated by BNI, and one-third of the directors of the surviving corporation will be designated by SFP.

        The merger has been approved by the boards of directors of SFP and BNI, but is still subject to a number of conditions, including approval by the shareholders of both BNI and SFP and approval by the Interstate Commerce Commission.

        Rail Restructuring
        ------------------

        Benefits for the eastern lines crew consist agreement of approximately $25 million annually and for centralization of certain transportation functions of approximately $20 million annually are being realized as expected and as previously disclosed. Restructuring costs paid of $33.8 million for the first six months of 1994 are also being incurred as expected, with annual payments estimated to be approximately $60 million in 1994.

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