Form 10-Q
period 1994-09-30
SANTA FE PACIFIC CORP
filed 1994-11-14
CIK 732639

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended September 30, 1994

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
        days.  Yes [ X ]  No [   ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Shares Outstanding
                       Class                        at September 30, 1994
          -----------------------------           -------------------------
          Common Stock, $1.00 par value               186,996,400 shares

                                                        PART I

                                                FINANCIAL INFORMATION

                                 SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                      (UNAUDITED)
                                         (In millions, except per share data)

                                                                       Three Months                Nine Months
                                                                   Ended September 30,         Ended September 30,
                                                                    1994         1993          1994          1993
                                                                ----------    ----------    ----------    ----------
Operating Revenues                                              $   680.2     $   585.8     $ 1,969.9     $ 1,778.1
                                                                ----------    ----------    ----------    ----------
Operating Expenses
Compensation and benefits                                           208.5         195.0         625.3         600.0
Contract services                                                   104.2          85.7         282.3         239.8
Fuel                                                                 62.8          53.4         182.9         172.2
Equipment rents                                                      62.9          65.4         185.3         170.1
Depreciation and amortization                                        50.4          47.6         149.6         140.4
Materials and supplies                                               26.8          33.9          91.6          98.1
Other                                                                46.8          55.2         147.0         154.6
                                                                ----------    ----------    ----------    ----------
Total Operating Expenses                                            562.4         536.2       1,664.0       1,575.2
                                                                ----------    ----------    ----------    ----------
Operating Income                                                    117.8          49.6         305.9         202.9
Equity in Earnings of Pipeline                                        9.3          (3.5)         26.3          11.1
Interest Expense                                                     29.6          34.1          89.5         103.7
Gain on Sale of California Lines                                      -             -             -           145.4
Other Income (Expense)-Net                                          (10.0)         18.8          22.7           4.7
                                                                ----------    ----------    ----------    ----------
Income From Continuing Operations Before Income Taxes                87.5          30.8         265.4         260.4

Income Taxes                                                         37.0          41.1         112.3         136.1
                                                                ----------    ----------    ----------    ----------
Income (Loss) From Continuing Operations                             50.5         (10.3)        153.1         124.3
Income from Discontinued Operations, Net of Income Taxes              -             7.5          23.1         147.5
                                                                ----------    ----------    ----------    ----------
Net Income (Loss)                                               $    50.5     $    (2.8)    $   176.2     $   271.8
                                                                ==========    ==========    ==========    ==========

Income (Loss) Per Share of Common Stock
  Continuing Operations                                         $    0.27     $   (0.05)    $    0.81     $    0.67
  Discontinued Operations                                             -            0.04          0.12          0.79
                                                                ----------    ----------    ----------    ----------
Net Income (Loss)                                               $    0.27     $   (0.01)    $    0.93     $    1.46
                                                                ==========    ==========    ==========    ==========

Average Number of Common and Common Equivalent Shares               189.3         187.5         189.7         186.7
                                                                ==========    ==========    ==========    ==========

                              (See accompanying notes to Consolidated Financial Statements)
                                                           -1-

                       SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                                    CONSOLIDATED BALANCE SHEET
                                            (UNAUDITED)
                                           (In millions)
                                                                  September 30,       December 31,
                                                                      1994                1993
                                                                 --------------      --------------
Assets
Current Assets
Cash and cash equivalents, at cost which approximates market     $        16.5       $        70.3
Accounts receivable, less allowances                                      98.3                96.1
Materials and supplies                                                    97.1                92.3
Note receivable - current                                                 36.2                72.5
Current portion of deferred income taxes                                 103.4                99.3
Other                                                                      9.1                27.2
                                                                 --------------      --------------
Total current assets                                                     360.6               457.7
                                                                 --------------      --------------
Note Receivable                                                            -                  36.2
Other Long-Term Assets                                                   322.9               323.3

Properties, Plant and Equipment                                        6,176.5             5,886.1
Less-accumulated depreciation and amortization                         1,544.5             1,577.7
                                                                 --------------      --------------
Net properties                                                         4,632.0             4,308.4
Net Assets of Discontinued Operations                                      -                 248.4
                                                                 --------------      --------------
Total Assets                                                     $     5,315.5       $     5,374.0
                                                                 ==============      ==============
Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued liabilities                         $       702.0       $       669.8
Notes payable and current maturities of long-term debt                   191.6               184.7
                                                                 --------------      --------------
Total current liabilities                                                893.6               854.5
                                                                 --------------      --------------
Long-Term Debt Due After One Year                                        890.0               991.1
Postretirement Benefits Liability                                        257.7               284.7
Restructuring Liability                                                  201.0               257.8
Other Long-Term Liabilities                                              698.2               601.7
Deferred Income Taxes                                                  1,167.2             1,115.9
                                                                 --------------      --------------
Total liabilities                                                      4,107.7             4,105.7
                                                                 --------------      --------------
Shareholders' Equity
Common stock                                                             190.0               190.0
Paid-in capital                                                          842.0               869.7
Retained income                                                          262.9               340.3
Treasury stock, at cost                                                  (87.1)             (131.7)
                                                                 --------------      --------------
Total shareholders' equity                                             1,207.8             1,268.3
                                                                 --------------      --------------
Total Liabilities and Shareholders' Equity                       $     5,315.5       $     5,374.0
                                                                 ==============      ==============

                   (See accompanying notes to Consolidated Financial Statements)
                                                -2-

                   SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)
                                       (In millions)
                                                                                  Nine Months
                                                                              Ended September 30,
                                                                              1994          1993
                                                                           ----------    ----------
Operating Activities
Net income                                                                 $   176.2     $   271.8
   Adjustments to reconcile net income to operating cash flows:
         Income from discontinued operations, net of income taxes              (23.1)       (147.5)
         Depreciation and amortization                                         149.6         140.4
         Deferred income taxes                                                  52.2         105.1
         Rail restructuring costs paid                                         (51.9)        (65.4)
         Imputed interest expense                                               15.5          20.6
         Gain on sales of property, plant and equipment                         (3.4)       (151.7)
         Other-net                                                             (55.9)        (18.0)
         Changes in working capital:
            Accounts receivable:
              Sale of accounts receivable                                       40.0           -
              Other changes                                                    (42.2)        (39.4)
            Materials and supplies                                              (4.8)        (14.2)
            Accounts payable and accrued liabilities                            32.2          75.8
            Other                                                               13.2          (1.9)
                                                                           ----------    ----------
Net Cash Provided By Operating Activities-Continuing Operations                297.6         175.6
Discontinued Operations-Net                                                     54.3          69.9
                                                                           ----------    ----------
Net Cash Provided by Operating Activities                                      351.9         245.5
                                                                           ----------    ----------
Investing Activities
Cash used for capital expenditures                                            (333.2)       (255.4)
Proceeds from the sale of property, plant and equipment                         16.2         236.6
Other-net                                                                       92.9          72.2
Discontinued Operations-Net                                                    (49.4)        (85.7)
                                                                           ----------    ----------
Net Cash Used For Investing Activities                                        (273.5)        (32.3)
                                                                           ----------    ----------
Financing Activities
Proceeds from long-term borrowings                                              32.0           6.5
Principal payments on long-term borrowings                                    (183.6)       (154.0)
Cash dividends paid                                                              -           (18.5)
Other-net                                                                       10.8          14.4
Discontinued Operations-Net                                                      8.6         (97.4)
                                                                           ----------    ----------
Net Cash Used For Financing Activities                                        (132.2)       (249.0)
                                                                           ----------    ----------
Decrease in Cash and Cash Equivalents                                          (53.8)        (35.8)
  Cash and Cash Equivalents:
     Beginning of period                                                        70.3          62.1
                                                                           ----------    ----------
     End of period                                                         $    16.5     $    26.3
                                                                           ==========    ==========

Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:
    Interest                                                               $    73.5     $    78.6
    Income Taxes                                                           $    48.8     $     5.3
                                                                           ==========    ==========

                       (See accompanying notes to Consolidated Financial Statements)
                                                    -3-

                SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

        (a) The consolidated financial statements should be read in conjunction with the Santa Fe Pacific Corporation ("SFP", "Registrant" or "Company") Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 Form 10-K"), including those financial statements and notes thereto incorporated by reference from the Registrant's 1993 Annual Report to Shareholders and Amendment No. 1 and Amendment No. 2 on Form 10-K/A dated June 29, 1994 and October 5, 1994, respectively, and the Company's Current Report on Form 8-K dated August 3, 1994 (as amended by Form 8-K/A dated October 5, 1994), which restated certain sections of the 1993 Form 10-K to reflect SFP's gold subsidiary, Santa Fe Pacific Gold Corporation ("SFP Gold"), as a discontinued operation.

        (b) In the opinion of SFP management, the consolidated statement of operations for the three and nine months ended September 30, 1994 and 1993 reflects all adjustments necessary for a fair statement of the results of operations. Except as otherwise disclosed, all adjustments are of a normal recurring nature.

        (c) The consolidated statement of operations for the three and nine months ended September 30, 1994 is not necessarily indicative of the results of operations for the full year 1994.

        (d) On June 29, 1994, SFP's Board of Directors approved the distribution to SFP shareholders of its remaining 85.4% interest in SFP Gold. Holders of record of SFP common stock as of September 12, 1994, received a distribution on September 30, 1994 of one share of common stock of SFP Gold for every approximately
            1.7 shares of SFP common stock held. Accordingly, certain current year and comparative prior year amounts in the consolidated financial statements have been reclassified to present SFP Gold as a discontinued operation. Under a ruling obtained from the Internal Revenue Service, the distribution is tax-free to SFP shareholders.

            Through June 30, 1994 the Company had recorded 1994 net income of $23.1 million from discontinued operations which represented earnings from first and second quarter operations, and estimated transaction and other costs related to the distribution partially offset by estimated earnings prior to the distribution on September 30, 1994. No adjustments were required to be made to these estimates in the third quarter of 1994. Income from discontinued operations for the three months ended September 30, 1993 and the nine months ended September 30, 1993 and 1994 was as follows:

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                                 1993           1994    1993
                                                ------         ------  ------
                                                    (In millions)
        Revenues                                $ 83.2         $273.7  $204.6
                                                ------         ------  ------
        Income before income taxes                18.4           44.2   277.9
        Income taxes                              10.9           21.1   130.4
                                                ------         ------  ------
        Income from discontinued operations     $  7.5         $ 23.1  $147.5
                                                ------         ------  ------

            In June 1993, SFP Gold completed an asset exchange with Hanson Natural Resources Company ("Hanson"). SFP Gold received certain gold assets of Hanson, and Hanson acquired essentially all coal and aggregate assets of SFP Gold. Income from discontinued operations for the nine months ended September 30, 1993 includes an after tax gain on the exchange of $108.3 million or $0.58 per share.

        (e) In June 1994, SFP changed the eligibility requirements for its postretirement medical benefits, resulting in a pre-tax, non-cash curtailment gain of $29.5 million related to employees who are no longer currently eligible for benefits. The Atchison, Topeka and Santa Fe Railway Company ("Santa Fe Railway") recorded $28.1 million of the gain which is included in Other income (expense)- net. The remaining $1.4 million is reflected in the Equity in Earnings of Pipeline.

        (f) At September 30, 1994, Santa Fe Railway had entered into various commodity swap transactions with several counterparties covering approximately 90 million gallons of diesel fuel in 1994 which is anticipated to cover approximately 90% of remaining 1994 fuel purchases and 160 million gallons in 1995 which is anticipated to cover approximately 40% of 1995 fuel purchases. These swap arrangements have an average price of 48 cents per gallon. This price does not include taxes, fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of the Santa Fe Railway's diesel fuel. The effect of the fuel hedges was to decrease operating expense by $0.4 million for the three months ended September 30, 1994 and to increase operating expense by $2.2 million for the three months ended September 30, 1993, and to increase operating expense by $3.0 million and $6.5 million for the nine months ended September 30, 1994 and 1993, respectively. The fair market value of the Santa Fe Railway's fuel hedging transactions at September 30, 1994 was an unrealized gain of $6.1 million.

            In addition, at September 30, 1994 the Company had four related interest rate swap transactions with a total notional principal amount of $100 million, for the purpose of establishing rates in anticipation of an expected future debt offering. The swap transactions called for the payment of a fixed interest rate of 6.2%, which was based upon ten year treasury notes, and the receipt of a variable interest rate. The fair value of the swap transactions at September 30, 1994 was an unrealized gain of approximately $9.4 million.

            In conjunction with a debt offering closed on November 8, 1994, the Company closed out the swap transactions which resulted in a gain of $10.9 million. The gain will be amortized as an adjustment to interest expense over the ten year term of the borrowing.

        (g) As a result of the distribution of common stock of SFP Gold on September 30, 1994, the number of stock options outstanding increased by 6.7 million accompanied with a decrease in the related exercise price, both which complied with regulations under the Internal Revenue Code. The adjustments resulted from a provision in existing plans to modify awards to reflect the impact of the SFP Gold spin-off.

            Additionally, the shareholders of SFP and Burlington Northern Inc. ("BNI") are to each vote on the proposed merger of SFP and BNI at special shareholder meetings scheduled to be held on November 18, 1994. The approval by shareholders would constitute a "change in control" for SFP thereby accelerating the vesting of or causing a lapse of restrictions applicable to most outstanding stock options, restricted stock awards, and other awards under the Santa Fe Pacific Long Term Incentive Stock Plan and the Santa Fe Pacific Incentive Stock Compensation Plan. Specifically, if the merger is approved by shareholders, the vesting of restricted stock awards would result in a net charge of approximately $5 million in the fourth quarter of 1994.

        (h) In the first quarter of 1993, Santa Fe Railway completed the second stage of three scheduled closings on the sale to eight southern California transportation agencies of certain interests in approximately 340 miles of rail lines and additional property. Santa Fe Railway received $166.9 million in cash proceeds resulting in a pre-tax gain of $145.4 million. The gain recognized is net of the cost of the properties and other expenses of the sale. Proceeds of $126 million were used to retire debt related to discontinued operations. The final closing occurred in the second quarter of 1993 in which proceeds of $60 million were received. No gain was recognized under the final closing as proceeds were offset by the cost of property, other expenses of the sale and an obligation retained by Santa Fe Railway, which under certain conditions, requires the repurchase of a portion of the properties sold for $50 million.

        (i) SFP is a party to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental exposures and employee injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things, the meritorious legal defenses available, it is the opinion of SFP management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of SFP, although an adverse resolution of a number of these items in a single year could have a material adverse effect on the results of operations for that year.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION

        Results of Operations
        ---------------------

        Current Quarter Compared with Same Quarter of Preceding Year
        ------------------------------------------------------------

        SFP reported net income for the third quarter of $50.5 million or $0.27 per share compared to a net loss of $2.8 million or $0.01 per share last year. The increase in net income primarily relates to: 1) higher operating income due to increased traffic levels, continued operating efficiencies, and the adverse effects of flooding in the midwest in 1993; 2) a $12.8 million increase in equity in earnings of Pipeline, which includes a $12.2 million special litigation and environmental charge in 1993; 3) higher income taxes in 1993 which reflect a $27.7 million charge for the retroactive effect of an increase in the federal income tax rate from 34% to 35%; and 4) lower interest expense. The above improvements are partially offset by a $28.8 million decrease in other income (expense)-net. Other income (expense)-net in 1993 included pre-tax credits totaling $21.6 million related to the favorable outcome of arbitration and litigation settlements. Income for the third quarter of 1993 also included $7.5 million from the Company's discontinued gold operations. These gold operations were treated as discontinued as of June 30, 1994 and made no contribution to 1994 third quarter results.

        Net income from continuing operations was $50.5 million or $0.27 per share in 1994 as compared to adjusted net income from continuing operations of $12.0 million or $0.07 per share in 1993. This increase is primarily due to higher operating income and lower interest expense. Adjustments in the 1993 period include the pipeline litigation and environmental charge, the retroactive increase in tax rates, and the favorable arbitration and litigation settlements, discussed above.

        Operating income at Santa Fe Railway for the quarter was $117.8 million, an increase of $68.2 million over the $49.6 million reported in the third quarter of 1993. Operating revenues of $680.2 million, which includes revenue from miscellaneous transportation related items, rose 16% as carloadings increased 11% and average revenue per car increased 4%. Freight revenues by commodity for the three and nine months ended September 30, 1994 and 1993 were as follows:

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                            1994     1993      1994     1993
                                          -------- --------  -------- --------
                                                      (In millions)
        Intermodal
          Intermodal Marketing Companies  $  114.2 $   87.4  $  326.6 $  279.7
          Direct Marketing                   136.1     96.2     376.7    284.8
          International                       57.9     49.0     162.8    144.9
                                          -------- --------  -------- --------
          Total Intermodal                   308.2    232.6     866.1    709.4
                                          -------- --------  -------- --------
        Carload Commodities
          Petroleum                           37.1     32.8     108.1    104.9
          Chemicals & Plastics                36.1     35.8     106.7     99.9
          Consumer/Food Products              31.7     30.0      98.1     94.8
          Building Materials & Paper Prod.    31.4     27.5      90.4     79.8
          Metals                              19.9     19.8      60.3     57.1
                                          -------- --------  -------- --------
          Total Carload Commodities          156.2    145.9     463.6    436.5
                                          -------- --------  -------- --------

        Bulk Products
          Coal                                60.2     56.7     178.0    164.3
          Minerals, Ores & Other              36.9     36.7     111.3    116.0
          Grain                               35.9     45.1      95.3    122.8
          Grain Products                      21.5     18.9      63.2     60.5
                                          -------- --------  -------- --------
          Total Bulk Products                154.5    157.4     447.8    463.6
                                          -------- --------  -------- --------

        Automotive
          Motor Vehicles                      42.9     33.1     142.0    117.3
          Vehicle Parts                        6.1      5.6      19.5     21.0
                                          -------- --------  -------- --------
          Total Automotive                    49.0     38.7     161.5    138.3
                                          -------- --------  -------- --------

        Total Freight Revenue             $  667.9 $  574.6  $1,939.0 $1,747.8
                                          ======== ========  ======== ========

        Intermodal revenues increased 33% to $308.2 million, partially because this was the business area most severely affected by the 1993 flood. Direct marketing revenues increased 41% primarily due to increased less-than-truckload, Quantum and UPS shipments. Intermodal marketing companies revenues increased 31% primarily due to a 24% volume increase and rate increases on all traffic originating or terminating in either Texas or Northern California. Carload commodity revenues of $156.2 million were 7% higher than last year, principally reflecting increased volumes in building materials & paper products, petroleum and consumer/food products. Bulk products revenues declined 2% as lower grain shipments were partially offset by higher volumes in coal and grain products. Grain revenues were lower due to reduced export grain shipments, while coal traffic increased as utilities experienced increased demand and continued to build inventory levels. Automotive revenues increased 27% to $49.0 million due to higher volumes and average revenue per car.

        Quarterly operating expenses for Santa Fe Railway were $562.4 million, an increase of 5% from last year reflecting both volume increases and inflation. Compensation and benefits expense of $208.5 million increased 7% as the effects of higher traffic levels were partially offset by operating efficiencies. Contract services expense increased $18.5 million due to higher business volumes and increased use of contracted locomotive maintenance, partially offset by the absence of expenses incurred as a result of the 1993 flooding. Materials and supplies expense decreased $7.1 million due to lower locomotive materials expense. Other expense decreased $8.4 million due in part to 1993 detour expenses incurred as a result of the floods.

        SFP's investment in Santa Fe Pacific Pipeline Partners, L.P. ("Pipeline Partnership") produced equity income of $9.3 million in the quarter compared to a loss of $3.5 million in the prior year. The increase in equity income is principally due to a $12.2 million special litigation and environmental charge recorded in 1993 and an increase in commercial volumes.

        Interest expense decreased $4.5 million reflecting lower debt levels. Other income (expense)-net decreased $28.8 million due primarily to credits of $21.6 million related to the favorable outcome of arbitration and litigation settlements recorded in the third quarter of 1993 and lower real estate income.

        Year to Date 1994 Compared to Year to Date 1993
        -----------------------------------------------

        SFP reported net income of $176.2 million or $0.93 per share for the nine months ended September 30, 1994 compared to $271.8 million or $1.46 per share in 1993. The decrease in net income primarily relates to a pre-tax gain of $145.4 million recorded in 1993 related to the sale of rail lines in southern California as discussed in Note (h) and lower income from discontinued operations, including a $108.3 million after tax gain on the exchange of mineral assets in 1993. The above are partially offset by a $103.0 million increase in operating income due primarily to increased traffic levels, continued operating efficiencies and the adverse effects of flooding in the midwest in 1993, as well as lower interest expense and higher other income (expense)-net.

        Adjusted net income from continuing operations was $123.5 million or $0.65 per share in 1994 compared to $61.4 million or $0.33 per share in 1993. Results of 1994 have been adjusted to exclude a pre-tax credit of $29.5 million resulting from a change in postretirement medical benefits eligibility requirements discussed in Note (e), a $12.3 million pre-tax charge related to an adverse appellate court decision and pre-tax gains of $34.2 million related to the sale of an investment and a favorable litigation settlement. Results for 1993 have been adjusted to exclude the third quarter special items discussed previously and the gain on the sale of California lines.

        Santa Fe Railway's operating income for the first nine months was $305.9 million compared with $202.9 million a year earlier. Operating revenues of $1,969.9 million improved 11% as carloadings increased 9% and average revenue per car increased 2%. Intermodal revenues increased 22% compared to last year reflecting increased carloadings in the intermodal marketing company and direct marketing segments, and higher average revenue per car in intermodal marketing companies. Carload commodities revenues increased 6% primarily reflecting increased volumes in building materials & paper products and chemicals & plastics. Bulk products revenues declined 3% as lower export grain shipments were partially offset by higher coal revenues. Automotive revenues increased 17% reflecting higher volumes and average revenue per car.

        Operating expenses at Santa Fe Railway were $1,664.0 million, a 6% increase over last year. Compensation and benefits expense was $25.3 million or 4% above last year due to higher traffic levels, partially offset by operating efficiencies. Contract services expense of $282.3 million was 18% above last year principally reflecting higher volumes and increased use of contract services for locomotive maintenance. Equipment rents expense of $185.3 million was 9% above last year and fuel expense of $182.9 million was 6% above last year, both reflecting increased business volumes.

        Income from SFP's equity investment in the Pipeline Partnership of $26.3 million increased by $15.2 million compared to last year, primarily due to the absence of the $12.2 million third quarter 1993 special litigation and environmental charge discussed previously, a $1.4 million credit related to the change in postretirement benefits eligibility requirements recorded in 1994, and volume increases at the Pipeline Partnership.

        Interest expense of $89.5 million was $14.2 million lower due principally to lower outstanding debt. Other income (expense)-net increased $18.0 million and includes the net favorable impacts of 1994 special items including the credit for the change in postretirement medical benefits eligibility requirements discussed in Note (e), pre-tax gains of $34.2 million related to the sale of an investment and a favorable litigation settlement, partially offset by the $12.3 million charge for an adverse appellate court decision. Other income (expense)-net in 1993 included credits of $21.6 million related to the favorable outcome of arbitration and litigation settlements.
        Excluding special items in both years, other income (expense)-net declined $10.4 million from last year, primarily the result of lower real estate income.

        Financial Condition and Other Matters
        -------------------------------------

        Year-to-Date Cash Flow
        ----------------------
        For the nine months ended September 30, 1994, net cash provided by operating activities from continuing operations totaled $297.6 million which includes net income before depreciation and deferred taxes and a $40 million sale of accounts receivable. Total capital expenditures for the first nine months of 1994, which include noncash transactions, were $485.8 million. Noncash transactions of $152.6 million primarily represent directly financed equipment acquisitions and reimbursable projects. Capital spending principally related to equipment, new facilities and improvements to track structure and other road properties and was primarily funded through cash generated from continuing operations, equipment financings, short-term borrowings and available cash balances. Total principal payments on long-term borrowings were $183.6 million for the nine months ended September 30, 1994. SFP's ratio of total debt to capital was 47% at September 30, 1994 compared to 48% at December 31, 1993.

        Rail Restructuring
        ------------------
        Benefits from the eastern lines crew consist agreement of approximately $25 million annually and from centralization of certain transportation functions of approximately $20 million annually are being realized as expected and as previously disclosed. Restructuring costs paid of $51.9 million for the first nine months of 1994 are also being incurred as expected, with annual payments estimated to be approximately $65 million in 1994.

        Merger Activities
        -----------------
        On June 29, 1994, and as amended on October 27, 1994, SFP and BNI entered into a definitive Agreement and Plan of Merger ("Merger Agreement") which calls for SFP to merge with and into BNI, with BNI being the surviving corporation ("Merger"). Upon consummation of the Merger, each SFP share outstanding will be converted into the right to receive 0.34 of a share of BNI stock.

        The Merger has been approved by the boards of directors of SFP and BNI, but is still subject to a number of conditions, including approval by the shareholders of both BNI and SFP and approval by the Interstate Commerce Commission ("ICC"). A special meeting of SFP shareholders is scheduled to be held on November 18, 1994 to vote on the Merger.

        Union Pacific Corporation ("UPC") has submitted various non-binding proposals to acquire SFP. Additionally, UPC has solicited proxies from SFP shareholders to vote against the Merger. UPC's latest proposal dated November 8, 1994 proposes a two-step transaction using a voting trust, in which UPC would first acquire about 57% of SFP's outstanding shares through a cash tender offer at a price of $17.50 per share, with the remaining SFP shares to be exchanged on the basis of 0.354 of a share of UPC common stock for each share of SFP stock upon merger of the two companies ("the UPC Proposal"). Both the cash and stock portions of the UPC Proposal would be fully taxable to SFP shareholders. On November 10, 1994 UPC commenced the tender offer contemplated by the UPC Proposal.

        The UPC Proposal is contingent on a number of conditions including: there being validly tendered and not withdrawn prior to the expiration of the proposal, a number of SFP shares which constitutes at least a majority of the shares outstanding; negotiation of a definitive merger agreement between SFP and UPC; SFP shareholders not approving the Merger Agreement with BNI; UPC satisfaction that Section 203 of the Delaware General Corporation Law has been complied with or is invalid or otherwise inapplicable; termination of the Merger Agreement with BNI; receipt of an opinion from the ICC Staff, satisfactory to UPC, that the voting trust to be used is consistent with the policies of the ICC; approval of the boards of directors of SFP and UPC; and approval by SFP shareholders. ICC approval of the proposed merger would be required; however, such would not effect consideration received by SFP shareholders due to the voting trust.

        As part of the above proposal, UPC also left open its previously submitted alternative proposal to acquire SFP, which proposed to exchange 0.407 shares of UPC stock for each share of SFP stock. This proposal would require, among other things, the termination of the Merger Agreement with BNI; negotiation of a definitive merger agreement between SFP and UPC; approval of the boards of directors and shareholders of SFP and UPC; and ICC approval.

        SFP announced on November 11, 1994 that its board of directors is evaluating the latest UPC proposal.

                              PART II. OTHER INFORMATION
                              --------------------------

        Item 1.  Legal Proceedings
        --------------------------

        On June 30, 1994, shortly after announcement of the proposed BNI-SFP merger, two purported stockholder class action suits were filed in the Court of Chancery of the State of Delaware (Miller v. Santa Fe Pacific Corporation, C.A. No. 13587; Cosentino v. Santa Fe Pacific Corporation, C.A. No. 13588). On July 1, 1994, two additional purported stockholder class action suits were filed in the Court of Chancery of the State of Delaware (Fielding v. Santa Fe Pacific Corporation, C.A. No. 13591; Wadsworth v. Santa Fe Pacific Corporation, C.A. No. 13597).

        The actions name as defendants SFP, the individual members of the SFP Board of Directors and BNI. In general, the actions variously allege that SFP's directors breached their fiduciary duties to the stockholders by agreeing to the proposed merger for allegedly "grossly inadequate" consideration in light of recent operating results of SFP, recent trading prices of SFP's common stock and other alleged factors, by allegedly failing to take all necessary steps to ensure that stockholders will receive the maximum value realizable for their shares (including allegedly failing to actively pursue the acquisition of SFP by other companies or conducting an adequate "market check") and by allegedly failing to disclose to stockholders the full extent of the future earnings potential of SFP, as well as the current value of its assets. The Miller and Fielding cases further allege that the proposed merger is unfairly timed and structured and, if consummated, would allegedly unfairly deprive the stockholders of standing to pursue certain pending stockholder derivative litigation. Plaintiffs also have alleged that BNI is responsible for aiding and abetting the alleged breach of fiduciary duty committed by the SFP Board. The actions seek certification of a class action on behalf of SFP's stockholders. In addition, the actions seek injunctive relief against consummation of the Merger and, in the event that the Merger is consummated, the rescission of the Merger, an award of compensatory or rescissory damages and other damages, including court costs and attorneys' fees, an accounting by defendants of all profits realized by them as a result of the Merger and various other forms of relief.

        On October 6, 1994, shortly after UPC issued a press release in which it announced the UPC Proposal, plaintiffs in the four lawsuits described above filed in the Court of Chancery of the State of Delaware a Consolidated Amended Complaint (Miller v. Santa Fe Corporation, C.A. No. 13587). In their Consolidated Amended Complaint, plaintiffs repeat the allegations contained in their earlier lawsuits and further allege that, in light of the UPC Proposal, SFP's directors have breached their fiduciary duties by failing to fully inform themselves about and to adequately explore available alternatives to the Merger, including the alternative of a merger transaction with UPC, and by failing to fully inform themselves about the value of SFP. The Consolidated Amended Complaint seeks the same relief sought in plaintiffs' earlier lawsuits and, in addition, requests that SFP's directors be ordered to explore alternative transactions and to negotiate in good faith with all interested persons, including UPC.

        Also on October 6, 1994, UPC filed in the Court of Chancery of the State of Delaware a lawsuit against SFP, SFP's directors and BNI (Union Pacific Corporation v. Santa Fe Pacific Corporation, C.A. No. 13778). In its Complaint, UPC alleges that SFP's management purportedly rejected the UPC Proposal "out-of-hand" without regard to the facts of the UPC Proposal, and that SFP's directors have breached their fiduciary duties by purportedly refusing to negotiate with UPC regarding the UPC Proposal, by refusing to terminate the Merger Agreement and by failing to include in the Merger Agreement a provision allowing SFP to terminate the Merger Agreement in order to enter into an agreement with UPC. UPC seeks injunctive relief mandating SFP to negotiate with UPC regarding the UPC Proposal, a declaration that UPC has not tortiously interfered with defendants' contractual or other legal rights, an injunction against defendants from bringing or maintaining any action against UPC alleging that UPC has tortiously interfered with defendants' contractual or other legal rights, a declaration that the Merger Agreement permits SFP to terminate the Merger Agreement in order to accept the UPC Proposal or, in the alternative, that the Merger Agreement is invalid and unenforceable for failing to include such a provision, and an award of UPC's costs in bringing its lawsuit, including reasonable attorneys' fees.
                                        - 14 -

        Also, on October 6, 1994, five additional purported stockholder class action suits relating to SFP's proposed participation in the Merger were filed in the Court of Chancery of the State of Delaware (Weiss v. Santa Fe Pacific Corporation, C.A. No. 13779; Lifshitz v. Krebs, C.A. No. 13780; Stein v. Santa Fe Pacific Corporation, C.A. No. 13782; Lewis v. Santa Fe Pacific Corporation, C.A. No. 13783; Abramson v. Lindig, C.A. No. 13784). On October 7, 1994, three more purported stockholder class action suits relating to SFP's proposed participation in the Merger were filed in the Court of Chancery of the State of Delaware (Graulich v. Santa Fe Pacific Corporation, C.A. No. 13786; Anderson v. Santa Fe Pacific Corporation, C.A. No. 13787; Green
        v. Santa Fe Pacific Corporation, C.A. No. 13788). All of these lawsuits name as defendants SFP and the individual members of the SFP Board of Directors; the Lifshitz case further names BNI as a defendant. In general, these actions variously allege that, in light of SFP's recent operating results and the UPC Proposal, SFP's directors have breached their fiduciary duties to stockholders by purportedly not taking the necessary steps to ensure that SFP's stockholders will receive "maximum value" for their shares of SFP stock, including purportedly refusing to negotiate with UPC or to "seriously consider" the UPC Proposal and failing to announce any active auction or open bidding procedures. The actions generally seek relief that is materially identical to the relief sought in the Miller case, and in addition seek entry of an order requiring SFP's directors to immediately undertake an evaluation of SFP's worth as a merger/acquisition candidate and to establish a process designed to obtain the highest possible price for SFP, including taking steps to "effectively expose" SFP to the marketplace in an effort to create an "active auction" in SFP. The Weiss case further seeks entry of an order enjoining SFP's directors from implementing any poison pill or other device designed to thwart the UPC Proposal or any other person's proposal to acquire SFP.

        The Anderson lawsuit was subsequently withdrawn. On October 14, 1994, the Chancery Court entered an order consolidating the remaining eleven purported stockholder class action suits under the heading In Re Santa Fe Pacific Corporation Shareholder Litigation, C.A. No. 13587.

        Also, on October 14, 1994, plaintiffs in the consolidated case filed a Consolidated and Amended Complaint, which supersedes the previously filed stockholder complaints. The Consolidated and Amended Complaint generally repeats the allegations of, and requests the same relief as, the plaintiffs' earlier complaints and, in addition, alleges that SFP's directors have breached their fiduciary duties by approving and recommending to SFP stockholders the Merger, by failing to fully inform themselves about, or to provide information to, possible alternative merger candidates such as UPC, and by issuing the Original Joint Proxy Statement/Prospectus, which purportedly fails to disclose all material information relevant to SFP stockholders' consideration of the proposed Merger, including failure to disclose that SFP's directors purportedly have an implied right to terminate the Merger Agreement as a result of the allegedly superior UPC Proposal, failure to disclose the facts considered by SFP's directors in allegedly determining that the UPC Proposal does not represent a fair price, failure to disclose sufficient facts relating to, and the relative risks of obtaining, ICC approval of a BNI-SFP Merger and a UPC-SFP merger to enable SFP stockholders to weigh and compare the likelihood of obtaining ICC approval of those transactions, failure to disclose the substance of negotiations in late June 1994 between BNI and SFP leading to the Merger Agreement, failure to disclose advice provided to SFP's directors regarding the background of negotiations between BNI and SFP that had occurred since 1993 and the significance of that advice to the directors' approval of the Merger Agreement, failure to disclose facts regarding the SFP directors' consideration of a possible combination transaction with Kansas City Southern Industries, Inc. ("KCSI"), including the anticipated terms and potential value and benefits to SFP of such a transaction and the reasons why SFP concluded that the BNI transaction was superior and withdrew its bid submitted to KCSI in late June 1994, and failure to disclose that SFP did not provide any confidential information to UPC in response to an October 11, 1994 letter from Drew Lewis, UPC's Chairman and CEO, to Mr. Krebs. The Consolidated and Amended Complaint seeks, in addition to the relief requested in the prior stockholder complaints, an order requiring SFP to provide access to information concerning SFP or the Merger to any bona fide bidder, including UPC.

        On October 18, 1994, the Chancery Court entered an order denying two motions, one filed by UPC and one filed by the stockholder plaintiffs seeking the establishment of an expedited schedule that would have included a preliminary injunction hearing prior to the scheduled November 18, 1994 meeting of SFP stockholders. The Chancery Court concluded that an expedited schedule was unnecessary because, if plaintiffs prevailed on their claims, it could subsequently enter appropriate relief after SFP stockholder approval but before consummation of the Merger.

        On October 19, 1994, UPC filed an Amended and Supplemental Complaint. In addition to repeating the allegations and requested relief of UPC's earlier Complaint, the Amended and Supplemental Complaint adds James
        A. Shattuck as an additional plaintiff, alleges that SFP has made purportedly false and misleading statements in the Original Joint Proxy Statement/Prospectus and elsewhere regarding the UPC Proposal and the Merger, including statements denying that SFP's directors have the purported right to terminate the Merger Agreement in order to enter into a merger agreement with UPC based upon the UPC Proposal and denying that the Merger Agreement is allegedly void for failing to include such a right, statements failing to disclose the purportedly preclusive effect of the Merger Agreement on the SFP directors' consideration of other combination proposals, including the UPC Proposal, statements allegedly suggesting that the UPC Proposal does not represent a fair price, and statements allegedly misrepresenting UPC's objectives in proposing a UPC-SFP merger and the likelihood of obtaining ICC approval of such a merger. The Amended and Supplemental Complaint seeks, in addition to the relief requested in UPC's original Complaint, further declaratory and injunctive relief consisting of a declaration that the Original Joint Proxy Statement/Prospectus is false and misleading, an injunction preventing SFP from making any further allegedly materially false and misleading statements regarding the UPC Proposal or the Merger and an injunction against the November 18, 1994 SFP stockholder meeting.

        On November 4, 1994, a purported stockholder class action suit relating to the proposed BNI-SFP merger was filed in the Chancery Division of the Circuit Court of Cook County of the State of Illinois (Rubin v. Santa Fe Pacific Corporation, No. 94 CH 10022). The action names as defendants SFP and the individual members of the SFP Board of Directors. The action alleges that SFP's directors breached their fiduciary duties to shareholders by rejecting UPC's October 30, 1994 revised merger proposal, which incorporated a revised proposed exchange ratio of .407 shares of UPC common stock for each share of SFP common stock, and that, as a result, SFP's stockholders have been deprived of the increase in the market value of their SFP common stock that allegedly would have occurred if SFP's directors had accepted UPC's October 30, 1994 proposal. The action seeks certification of a class action on behalf of SFP stockholders, an injunction preventing SFP and the SFP directors from taking any further action towards accepting the BNI-SFP merger, an award of unspecified general and special damages, appointment of a trustee to supervise the requested relief, establishment of a common fund on behalf of the class and an award of court costs, reasonable attorneys' fees and any other relief deemed appropriate by the Court.

        The Company believes that all of these lawsuits are meritless and intends to oppose them vigorously.

        Reference is made to the action entitled David Rodriquez, derivatively on behalf of Santa Fe Pacific Corporation v. John S. Reed, et. al. No. 92 CH 06618 reported in SFP's Annual Report on Form 10-K for the year ended December 31, 1993. The parties to the derivative action pending in the Circuit Court of Cook County, Illinois, have entered into a Stipulation of Settlement which, if approved by the Court, will result in the termination of that action. On October 17, 1994, the Court entered an Order giving preliminary approval to the proposed settlement, approving notice of the proposed settlement to SFP stockholders, setting December 7, 1994 as the date by which any written objections to the settlement must be filed, and scheduling a fairness hearing with respect to the settlement for December 14, 1994. In substance, the settlement, if approved by the Court, will result in the payment to the Company of approximately $11,000,000, provided by certain D&O insurance carriers, net of plaintiff's attorney's fee award and expenses. The Stipulation of Settlement provides for an award of fees and expenses for plaintiff's attorney of $2,710,000 and an incentive award to plaintiff of $40,000.

        SFP is a party to a number of other legal actions and claims, including various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental exposures and employee injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things, the meritorious legal defenses available, it is the opinion of SFP management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of SFP, although an adverse resolution of a number of these items in a single year could have a material adverse effect on the results of operations for that year.

        Item 6.  Exhibits and Reports on Form 8-K
        -----------------------------------------

        (a) See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

        (b)  Reports on Form 8-K.

             Registrant filed a Current Report on Form 8-K dated August 3, 1994, including Amendment No. 1 thereto on Form 8-K/A dated October 5, 1994, amending SFP's restated financial information related to discontinued operations.

             Registrant filed a Current Report on Form 8-K dated October 5, 1994, which included merger related press releases from SFP, BNI and UPC.

             Registrant filed a Current Report of Form 8-K dated October 19, 1994, which included SFP's third quarter 1994 earnings press release.

             Registrant filed a Current Report on Form 8-K dated October 28, 1994, related to pro-forma financial information on the proposed SFP-BNI merger and certain other related information.

             Registrant filed a Current Report of Form 8-K dated November 2, 1994, related to SFP's Board of Directors rejection of UPC's revised, non-binding proposal to acquire SFP through an exchange of stock, with a 0.407 exchange ratio.

                                      SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SANTA FE PACIFIC CORPORATION
                                                (Registrant)





                                      /s/        Thomas N. Hund
                                      ----------------------------------------
                                                 Thomas N. Hund
                                           Vice President & Controller
                                       (On Behalf of the Registrant and as
                                            Principal Accounting Officer)














        Schaumburg, Illinois
        November 14, 1994

                                    EXHIBIT INDEX
                                    -------------

        EXHIBIT
        NUMBER         Description of Exhibit
        -------        ----------------------

         10.1* Santa Fe Pacific Long Term Incentive Stock Plan (as amended, effective January 26, 1993).

         12 Statement regarding computation of ratio of earnings to fixed charges (as of September 30, 1994 and 1993).

         27            Financial Data Schedule (as of September 30, 1994).


































        * Management contract or compensatory plan or arrangement.