Form 10-K
SANTA FE PACIFIC CORP
filed 1995-03-31
CIK 732639

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ------------

                                   FORM 10-K
[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                              1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
[_]
TRANSITION REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                               (NO FEE REQUIRED)
                      FOR THE TRANSITION PERIOD FROM  TO
                         COMMISSION FILE NUMBER: 1-8627

                                 ------------

                          SANTA FE PACIFIC CORPORATION
             (Exact name of registrant as specified in its charter)
                Delaware                               36-3258709
        (State of Incorporation)          (I.R.S. Employer Identification No.)
                              1700 East Golf Road
                        Schaumburg, Illinois 60173-5860
          (Address of principal executive offices, including zip code)
                                  708/995-6000
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                ON WHICH REGISTERED
      -------------------                               ---------------------
      Common Stock, $1.00 par value                    New York Stock Exchange
      Preferred Stock Purchase Rights                  Chicago Stock Exchange
                                                       Pacific Stock Exchange

                                 ------------
        Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,229 million on February 28, 1995. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors, officers, and beneficial owners of more than 10% of the outstanding common stock. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.
  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
  Common Stock, $1.00 par value, 152,633,777 shares outstanding as of February 28, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE
  List hereunder the documents from which parts thereof have been incorporated by reference and the part of the Form 10-K into which such information is incorporated:

   Annual
    Report to
    Shareholders
    for the
    fiscal year
    ended
    December
    31, 1994...  PARTS I, II, AND IV
   Proxy
   Statement
   dated March
   8, 1995.....  PART III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
ITEMS 1 and 2. Business and Properties...................................    1
     Rail................................................................    2
     Pipeline Investment.................................................   13
ITEM 3.Legal Proceedings.................................................   14
ITEM 4.Submission of Matters to a Vote of Security Holders...............   19
EXECUTIVE OFFICERS OF THE REGISTRANT.....................................   19
PART II
ITEM 5.Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................   20
ITEM 6.Selected Financial Data...........................................   20
ITEM 7.Management's Discussion and Analysis of Results of Operations and
           Financial Condition...........................................   20
ITEM 8.Financial Statements and Supplementary Data.......................   21
ITEM 9.Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................   21
PART III
ITEM 10. Directors and Executive Officers of the Registrant..............   21
ITEM 11. Executive Compensation..........................................   21
ITEM 12. Security Ownership of Certain Beneficial Owners and Management..   21
ITEM 13. Certain Relationships and Related Transactions..................   21
PART IV
ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
 K.......................................................................   22
SIGNATURES...............................................................  S-1
INDEX OF EXHIBITS........................................................  E-1

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

  Santa Fe Pacific Corporation ("SFP") was incorporated in the State of Delaware in 1983. A holding company, SFP owns subsidiaries engaged in two businesses: Rail, consisting principally of The Atchison, Topeka and Santa Fe Railway Company ("Santa Fe Railway"), a major Class I railroad directly serving twelve midwestern, western, and southwestern states; and Pipeline, reflecting SFP's interest in a refined petroleum products pipeline system operating in six western and southwestern states. Santa Fe Railway, Santa Fe Pacific Pipeline Partners, L.P., the general partner of which is an indirect, wholly owned subsidiary of SFP, and SFP Pipeline Holdings, Inc. are also subject to the filing requirements of Section 13 of the Securities Exchange Act of 1934, as amended.

  On April 29, 1994, SFP's subsidiary, SFP Properties, Inc. merged with and into SFP, with SFP being the surviving corporation. Santa Fe Railway, Santa Fe Pacific Gold Corporation ("SFP Gold"), SFP Pipeline Holdings, Inc. and other direct subsidiaries of SFP Properties, Inc. thereby became direct subsidiaries of SFP. Prior to September 30, 1994, SFP was engaged in the exploration for and development of gold properties and the mining and processing of gold ores through SFP Gold and its subsidiaries.

  On June 23, 1994, SFP Gold effected an initial public offering of 19.2 million shares of common stock or approximately 14.6% of its outstanding shares at a price of $14.00 per share. On June 29, 1994, the SFP Board of Directors declared a special dividend to holders of SFP common stock as of September 12, 1994, consisting of a pro-rata distribution of its interests in SFP Gold. The distribution became effective on September 30, 1994. As a result, SFP Gold operations have been included in discontinued operations.

  On June 29, 1994, SFP and Burlington Northern Inc. ("BNI") entered into a definitive Agreement and Plan of Merger (as amended by amendments dated as of October 26, 1994, December 18, 1994, and January 24, 1995, the "Merger Agreement") pursuant to which SFP is to merge with and into BNI, with BNI being the surviving corporation (the "Merger"). The Merger Agreement was approved by the stockholders of both SFP and BNI on February 7, 1995. In accordance with the Merger Agreement, BNI and SFP conducted a joint tender offer in which SFP purchased 38 million shares and BNI purchased 25 million shares of SFP common stock at a price of $20 per share, the payment for which shares was made on February 21, 1995 (the "Tender Offer"). Between the Tender Offer and consummation of the Merger, SFP has the right but not the obligation under the Merger Agreement to repurchase up to an additional 10 million shares of SFP common stock, subject to certain financial conditions and limitations. At Merger consummation, each remaining outstanding share of SFP common stock will be converted into the right to receive at least 0.40 of a share of BNI common stock (the "Exchange Ratio") in a tax-free exchange. The Exchange Ratio will depend on the number of shares repurchased by SFP between the Tender Offer and Merger consummation as well as the number of SFP employee stock options which are exercised prior to consummation of the Merger. The effect of any such repurchases is to increase the Exchange Ratio up to a maximum of 0.4347; however, because SFP employee stock options have been exercised since December 31, 1994, the Exchange Ratio will be less than the maximum.

  The consummation of the Merger is subject to various conditions, including approval by the Interstate Commerce Commission (the "ICC"). BNI and SFP filed their application for approval of the Merger with the ICC on October 13, 1994. By law, the ICC is required to enter a final order with respect to the merger within 31 months after the application for approval is filed. Following the request of BNI and SFP to the ICC to decide the case on an expedited basis, the ICC originally served an order establishing a schedule that would result in a final ICC decision within 535 days from the filing of the application. Thereafter, in response to requests by several parties to the merger proceeding, the ICC issued an order holding the procedural schedule in abeyance until the SFP stockholder vote on the Merger occurred. The ICC issued, effective March 9, 1995, a revised procedural schedule to consider the application which calls for a final ICC decision no later than August 23, 1995.

  Under the terms of both the Merger Agreement and SFP's credit agreement, SFP is permitted to repurchase up to $30 million of SFP common stock prior to April 1, 1995 without regard to performance requirements or other limitations. After that date, the amount and timing of repurchases will be subject to, among other things, certain financial and other limitations. The shortened approval schedule adopted by the ICC effective March 9, 1995 will substantially reduce SFP's ability to make repurchases of its stock because the longer the period of time before Merger consummation, the more opportunities SFP would have to exceed the appropriate quarterly tests under the Merger Agreement and its credit agreement and thus generate capacity to be able to make repurchases. Reference is made to Note 2 to the consolidated financial statements on page 24 of SFP's 1994 Annual Report to Shareholders for additional information in connection with the Merger, Tender Offer, and related financing activities, which information is hereby incorporated by reference.

  In the Merger Agreement, BNI and SFP have agreed that either BNI or SFP may elect to effect the Merger through the use of a holding company and have established BNSF Corporation ("Holdings") for this purpose. Holdings is jointly and equally owned by BNI and SFP. If this structure (the "Alternative Merger") is elected: (1) Holdings will create two new wholly owned subsidiaries, cause one of the subsidiaries to merge into BNI and cause the other to merge into SFP; (2) each outstanding share of BNI common stock (other than BNI common stock held by BNI as treasury stock or owned by SFP or BNI or any subsidiary of either of them) will be converted into one newly-issued share of Holdings common stock (par value $0.01 per share); (3) each outstanding share of SFP common stock (other than SFP common stock held by SFP as treasury stock or owned by SFP or BNI or any subsidiary of either of them) will be converted into a minimum of 0.40 of a share of Holdings common stock based on the Exchange Ratio; and (4) each outstanding share of BNI or SFP common stock then held as treasury stock by either of BNI or SFP, as the case may be, or owned by BNI or SFP (other than shares of SFP common stock owned by BNI, which shall remain outstanding) will be cancelled. The rights of a stockholder of Holdings will be substantially identical to the rights of a stockholder of BNI, and the Alternative Merger would have the same economic effect on the stockholders of SFP and BNI as the Merger in its current structure.

  At December 31, 1994, SFP and its subsidiaries had approximately 15,750 employees.

                                      RAIL

  One of the nation's major freight railroads, Santa Fe Railway provides freight rail transportation services and operates over trackage extending from Chicago to the Gulf of Mexico and the West Coast.

TRACK CONFIGURATION

  Santa Fe Railway operates an efficient, high-speed, core railroad system of approximately 8,350 route miles of track (excluding, among other things, second main track), approximately 7,400 miles of which are owned route miles, including easements.

  As of December 31, 1994, Santa Fe Railway's total system--including first, second, third and fourth main tracks, yard tracks, and sidings--consisted of approximately 15,075 operated miles of track, all of which were owned by or held under easement by Santa Fe Railway except for 1,345 miles operated under trackage rights agreements with other parties. Excluding passing, yard, and switching tracks, approximately 6,500 miles or 87 percent of the main lines have been laid with 131-pound per yard or heavier rail. Substantially all rail laid under Santa Fe Railway's rail renewal programs is continuous welded rail. At December 31, 1994, Santa Fe Railway had approximately 9,000 owned track miles of welded rail in its system.

EQUIPMENT CONFIGURATION

  Santa Fe Railway owned or had under non-cancelable leases exceeding one year the following units of rolling stock for the periods indicated:

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                             1994   1993   1992
                                                            ------ ------ ------
   Diesel Locomotives......................................  1,766  1,745  1,696
                                                            ====== ====== ======
   Freight Cars:
    Box....................................................  3,587  3,746  3,784
    Open Hopper............................................  3,490  3,529  3,665
    Covered Hopper......................................... 11,195 12,854 13,147
    Gondola................................................  3,323  3,065  2,911
    Refrigerator...........................................  3,187  3,331  3,365
    Autorack...............................................  3,567  3,578  2,534
    Flat...................................................  1,626  1,790  1,792
    Tank...................................................    346    428    464
                                                            ------ ------ ------
     Total................................................. 30,321 32,321 31,662
                                                            ====== ====== ======
   Domestic Containers.....................................  7,363  6,468  2,560
                                                            ====== ====== ======
   Trailers................................................    198    636    665
                                                            ====== ====== ======
   Domestic Chassis........................................  5,001  4,644  1,822
                                                            ====== ====== ======
   Company Service Cars....................................  1,678  1,959  1,991
                                                            ====== ====== ======

  In addition to the containers, trailers, and chassis shown above, Santa Fe Railway had under short-term leases 2,632, 2,035, and 2,010 containers, 4,679, 4,431, and 4,431 trailers, and 4,186, 3,536, and 3,536 chassis, at December 31, 1994, 1993, and 1992, respectively. At December 31, 1994, 23 serviceable locomotives and approximately 1,690 serviceable freight cars reflected in the above table were in storage. The average ages from date of manufacture or remanufacture of the locomotive and freight car fleets at December 31, 1994 were 8.2 years and 19.4 years, respectively. These averages are not weighted to reflect the greater capacities of the newer equipment.

  A summary of Santa Fe Railway's recent ratios of locomotives and freight cars on line awaiting or undergoing repairs to the total number of locomotives or freight cars in the fleet is as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                 ----------------
                                                                 1994  1993  1992
                                                                 ----  ----  ----
     Locomotives................................................ 7.2%  7.6%  7.7%
     Freight Cars............................................... 7.8%  7.8%  7.4%

CAPITAL EXPENDITURES AND MAINTENANCE

  Capital expenditures of Santa Fe Railway for the periods indicated were as follows:

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1994   1993   1992
                                                           ------ ------ ------
                                                              (IN MILLIONS)
   Ties................................................... $ 71.2 $ 58.4 $ 44.5
   Rail...................................................  122.3   78.8   60.2
   Ballast................................................   52.9   48.2   37.6
   Facilities.............................................  120.2  107.3   24.9
   Other Roadway..........................................  103.4   88.6   57.8
   Locomotives............................................  150.1  125.0   18.3
   Freight Cars...........................................   21.7   19.7   13.0
   Other..................................................    2.5   13.1    9.2
                                                           ------ ------ ------
       Total Capital Expenditures.........................  644.3  539.1  265.5
       Less Non-Cash Capital Expenditures(1)..............  182.8  157.6    9.5
                                                           ------ ------ ------
        Net Capital Expenditures.......................... $461.5 $381.5 $256.0
                                                           ====== ====== ======

--------
  (1) Primarily consists of directly financed equipment acquisitions and projects reimbursed by governmental agencies and other parties.

  Santa Fe Railway's increase in capital expenditures in 1994 over 1993 was due primarily to increased spending on line capacity improvements, which principally involved double tracking various segments of the main line track. Additionally, 1994 capital expenditures reflect the purchase of 100 new locomotives valued at approximately $120 million, while in 1993, 85 new locomotives were purchased which were valued at approximately $100 million. Santa Fe Railway also completed during 1994 the combined intermodal facility and carload transportation center at Alliance, Texas, and the intermodal facility at Hodgkins/Willow Springs, Illinois. Santa Fe Railway expects capital expenditures in 1995 to approximate $450 million, including non-cash capital expenditures for projects reimbursed by governmental agencies and other parties, and excluding 51 locomotives valued at $61 million which are currently expected to be acquired in 1995 under a long-term operating lease. Capital expenditures will include capital maintenance and expansion projects such as additional line capacity improvements at various locations, and intermodal facility improvements at Los Angeles and San Bernardino, California, and at Corwith Yard in Chicago, Illinois.

  In addition to the capital expenditures discussed above, amounts expensed for the costs, including labor, for repairs and maintenance of roadway and track structures and equipment, exclusive of depreciation, were as follows for the periods indicated:

                                                          YEAR ENDED DECEMBER
                                                                  31,
                                                          --------------------
                                                           1994   1993   1992
                                                          ------ ------ ------
                                                             (IN MILLIONS)
   Repairs and maintenance of roadway and track
    structures........................................... $243.9 $234.0 $228.0
   Repairs and maintenance of equipment.................. $312.8 $287.0 $260.5

  General Electric Company ("GE") has been maintaining locomotives for Santa Fe Railway under various maintenance agreements since September 1989 and maintained a total of 527 locomotives as of December 31, 1994. The Electro-Motive Division of General Motors Corporation ("EMD") began performing maintenance under a similar agreement in October 1990 and maintained 178 locomotives as of December 31, 1994. Additionally, Santa Fe Railway entered into a similar agreement with MK Rail Corporation ("MK") in March 1994. The MK agreement presently provides for the overhaul and maintenance of 277 locomotives and will continue in effect as to each of the locomotives for a period of eight years following its overhaul. The agreements with GE, EMD, and MK call for the work to be done at Santa Fe Railway facilities with Santa Fe Railway employees. Santa Fe Railway intends to acquire 51 new locomotives in 1995 from EMD which will also be maintained under an agreement with EMD.

  The majority of maintenance of way expenditures for track have been for rail and tie refurbishment and surfacing. The extent of Santa Fe Railway's track maintenance program is depicted in the following chart:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                               1994  1993  1992
                                                               ----- ----- -----
     Track miles of rail laid.................................   335   324   304
     Ties inserted (in thousands)............................. 1,406 1,547 1,216
     Track miles surfaced..................................... 2,871 2,672 2,400

  Santa Fe Railway anticipates that its 1995 track maintenance of way program, together with expansion projects, will result in the installation of approximately 250 track miles of rail, the replacement of about 1.4 million crossties, and the surfacing of approximately 2,700 miles of track.

OPERATING CONFIGURATION

  Santa Fe Railway operates modern facilities and equipment for maintenance of track, locomotives, and freight cars. It also owns or leases other equipment to support rail operations, such as highway trailers and vehicles. Support facilities for rail operations include yards and terminals, a system maintenance terminal in Topeka, Kansas that performs heavy repairs for both locomotives and freight cars, locomotive maintenance and inspection terminal facilities at Kansas City, Kansas, and Barstow, California, 18 fueling facilities located across the system, a centralized system operations center for train dispatching and operations monitoring in Schaumburg, Illinois, computers, telecommunications equipment, signal systems, and a locomotive management system. Transfer facilities for rail-to-rail as well as intermodal transfer of containers, trailers, and other freight traffic are maintained. These include 19 major intermodal hubs located across the system and 13 intermodal hub centers off-line used in connection with haulage agreements with other railroads, and 14 automotive distribution facilities where automobiles are loaded or unloaded from multi-level rail cars. Corwith Yard in Chicago, Illinois, and Hobart Yard near Los Angeles, California, are Santa Fe Railway's largest intermodal facilities in terms of volume, with approximately 711,000 and 627,000 lifts, respectively, in 1994, and Argentine Yard in Kansas City, Kansas, and Barstow Yard in Barstow, California, are the two largest freight car sorting yards.

  Santa Fe Railway has consolidated train dispatching, crew planning, and fleet management at Schaumburg, Illinois, to provide operations planning at one central point. Crew management, customer service functions, and mechanical administrative functions are consolidated at Topeka, Kansas, and other transportation and maintenance of way functions are located in Kansas City, Kansas.

EMPLOYEES AND LABOR RELATIONS

  Productivity as measured by revenue ton miles per employee has risen steadily in the last three years, and compensation and benefits expense per revenue ton mile has declined, as shown in the table below.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                              1994  1993  1992
                                                              ----- ----- -----
     Revenue ton miles/average number of employees
      (thousands)............................................ 6,664 6,294 5,722
     Compensation and benefits expense/thousand revenue ton
      miles.................................................. $8.35 $8.84 $9.82

  Labor unions represent approximately 85 percent of Santa Fe Railway's employees. Santa Fe Railway is actively involved in industry-wide labor contract negotiations which began in late 1994. Wages, health and welfare benefits, work rules, and other issues are being negotiated for all union-represented employees. These negotiations have traditionally taken place over a number of months and have previously not resulted in any extended work stoppages. Existing labor agreements will remain in effect until new agreements are reached or until the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) have been exhausted. The National Mediation Board will mediate separate national contract talks between the United Transportation Union ("UTU"), the Transportation Communications International Union ("TCU"), and the National Carriers' Conference Committee ("NCCC"), which represents eight major railroads, including Santa Fe Railway. Federal lawsuits are pending between the railroads represented by the NCCC and the Brotherhood of Maintenance of Way Employees ("BMWE") and the Brotherhood of Locomotive Engineers ("BLE") in which the railroads seek to require that labor contract negotiations be conducted on a national basis; the BMWE and BLE have insisted that negotiations take place solely on an individual railroad basis.

  Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. Santa Fe Railway's contributions under the Railroad Retirement System are approximately triple those in industries covered by Social Security.

  Railroad industry personnel are also covered by the Federal Employers' Liability Act ("FELA") rather than by state workers' compensation systems. FELA is a fault-based system, with compensation for injuries settled by negotiation and litigation, not subject to specific statutory limitations on the amount of recovery. By contrast, most other industries are covered under state administered no-fault plans with standard compensation schedules. Santa Fe Railway believes it has adequate reserves for its FELA claims. However, the future costs of FELA claims are uncertain and such costs could be significantly higher in the future.

BUSINESS MIX

  In serving the midwestern, western, and southwestern regions of the country, Santa Fe Railway transports a broad range of commodities derived from manufacturing, agricultural, and natural resource industries. Accordingly, Santa Fe Railway's financial performance is influenced by general and industry economic conditions at the international, national, and regional levels. Santa Fe Railway's traffic volumes are subject to some seasonal variations and in recent years have tended to peak in March, August, and October.

  Major markets served directly by Santa Fe Railway include Albuquerque, Chicago, Dallas, Denver, Houston, Kansas City, Los Angeles, Oklahoma City, Phoenix, the San Francisco Bay area, and the United States/Mexico crossings of El Paso and San Diego. Other major cities are served through Santa Fe Railway's Intermodal Market Extension ("IMX") terminals located at various off-line points. Santa Fe Railway serves the major ports of Galveston, Houston, Long Beach, Los Angeles, Richmond (Oakland), and San Diego.

  In addition to market segments where Santa Fe Railway provides direct single line service, extension of Santa Fe Railway's marketing influence beyond the end of the system is undertaken by interline rail carrier pricing and service relationships and through voluntary coordination agreements, haulage agreements, and cooperative service agreements. Santa Fe Railway currently has such agreements with Burlington Northern, Union Pacific, Conrail, Grand Trunk, Kansas City Southern, Toledo, Peoria & Western, and Gateway Western for traffic where there is a common business interest. Santa Fe Railway has thereby extended its service into the Northeast, Southeast, and Pacific Northwest, and has access to the St. Louis gateway. Santa Fe Railway's intermodal

Quality Stack Service reaches the northeastern markets of Boston and Springfield, Massachusetts; Harrisburg and Morrisville, Pennsylvania; Kearny, New Jersey; and Syracuse, New York. In January 1995, Santa Fe Railway began serving the Columbus, Ohio, market for domestic intermodal customers through a cooperative agreement with Conrail under which Santa Fe provides marketing, equipment, and billing, and Conrail provides train crews for line haul service.

  Santa Fe Railway's marketing organization is centered around four market-oriented business units: Intermodal, Carload Commodities, Bulk Products, and Automotive. Besides marketing functions, these four units are responsible for service design and for equipment distribution and utilization, and they operate those facilities related to their product line.

  Intermodal. Santa Fe Railway was one of the first railroads to enter the intermodal freight business, which consists of hauling freight containers or truck trailers by combinations of water, rail, or motor carriers. The intermodal business is highly service-driven, and in many cases motor carriers and railroads jointly market intermodal service. The first such joint intermodal arrangement was Quantum, through which Santa Fe Railway and J. B. Hunt Transport provide customers full service, customized door-to-door transportation (truck and rail), with a common communication system and integrated billing at a single rate.

  In 1994, major national Less-Than-Truckload ("LTL") carriers and the Teamsters union signed a new National Master Freight Agreement that allows the LTL carriers to shift up to 28 percent of their total line-haul miles to intermodal service. Santa Fe Railway is a major beneficiary of this service-sensitive traffic, and it provides transportation services to major LTL carriers Yellow Freight, Roadway Express, and Consolidated Freightways. Santa Fe Railway's 1994 LTL volumes increased 102 percent over 1993 levels.

  In 1994, intermodal business accounted for over 45 percent of rail revenue. Traffic volume of intermodal units (trailer or container) increased in 1994 to over 1.44 million units, up 18 percent from 1993 which was negatively affected by midwestern flooding.

  Santa Fe Railway focused on three types of intermodal business in 1994:

  . DIRECT MARKETING. Santa Fe Railway's direct marketing efforts resulted in approximately 46 percent of total intermodal revenue. These center around Quantum, traffic contracted from United Parcel Service and the United States Postal Service, just-in-time parts service for the automotive industry, and service for nationwide LTL carriers and truckload carriers.

  . INTERMODAL MARKETING COMPANIES. Approximately 36 percent of total intermodal revenue was generated through intermodal marketing companies, primarily shipper agents and consolidators.

  . INTERNATIONAL. International business consists primarily of traffic from steamship companies and accounted for approximately 18 percent of intermodal revenues.

  Carload Commodities. In addition to its commodity areas, the Carload Commodities unit is responsible for Santa Fe Railway's Quality Distribution Centers ("QDC") program. QDC is a joint venture with independent warehouses, steel centers, and bulk operators through which customers are provided distribution and consolidation services for a variety of manufactured, semi-manufactured, and bulk commodities. Door-to-door delivery on an as-needed or just-in-time basis is provided using a combination of rail cars and highway trailers. QDC operations handled approximately 32,000 carloads in 1994. Carload Commodities is also responsible for the following commodities:

  . PETROLEUM. Santa Fe Railway transports various petroleum products, including liquefied petroleum gas ("LPG") between the Midwest and the West Coast and to Mexico, asphalt from Texas and New Mexico into Arizona, and coke in the Midwest and from California to the Pacific Northwest.

  . CHEMICALS AND PLASTICS. Santa Fe Railway transports chemicals and plastics resins for industrial and agricultural use. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks for other chemical and plastic products. Agricultural chemicals are transported over Santa Fe Railway's system primarily within the Midwest and to the West Coast. Santa Fe Railway also offers a truck-competitive retail transportation product in tank containers for customers shipping specialty chemicals and other liquids.

  . CONSUMER/FOOD PRODUCTS. Beverages, canned goods, and perishables are the principal food commodities moved over Santa Fe Railway's system, the greatest volume of which is eastbound traffic originating in California and destined for eastern and southeastern markets. Other consumer products handled include cotton, salt, rubber and tires, machinery, aircraft parts, military and other miscellaneous boxcar shipments.

  . BUILDING MATERIALS AND PAPER PRODUCTS. Santa Fe Railway hauls lumber, paper and paper products, and building materials. Lumber and lumber products move between East Texas and Chicago and points east, and from the Southeast and the Northwest coast into California and Arizona.

  . METALS. Santa Fe Railway hauls both ferrous and non-ferrous products including recyclable metals. Santa Fe Railway links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that feed rebar, beams, and coiled rod to the construction industry. Various non-ferrous products such as copper, lead, and aluminum are transported for the beverage, automotive, and telecommunications industries.

  Bulk Products. The Bulk Products unit's business includes transportation of the following commodities:

  . COAL. Coal shipments transported on Santa Fe Railway's lines originate principally in Wyoming, Colorado, and New Mexico on the lines of Santa Fe Railway and other rail carriers. These shipments are moved to electrical generating stations and industrial plants in the Midwest and Southwest.

  . MINERALS, ORES AND OTHER. Santa Fe Railway provides transportation services for both the agricultural minerals and industrial ores commodity segments. Agricultural minerals include sulphur which generally moves via Santa Fe Railway to the Gulf Coast and thence via vessels to Florida and overseas markets for use in making phosphatic fertilizers. Potash is transported to domestic markets and to export points for markets in Canada, Mexico, and overseas. Industrial ores include various mined and processed commodities such as cement and aggregates (sand and stone) that generally move from Texas, Kansas, and California origins to domestic markets for use in general construction and public work projects, such as highway projects. Borates and sodium compounds move via Santa Fe Railway to domestic points as well as to export markets primarily through West Coast ports. Lime, metallic, and non-metallic ores most often move within domestic markets, with several domestic producers being served by Santa Fe Railway in the Southwest.

  . GRAIN. Santa Fe Railway serves a large portion of the grain-producing regions of the nation. Santa Fe Railway transports wheat and feed grains to points in California, Kansas, New Mexico,

Oklahoma, and Texas to be stored, milled, or fed to livestock. Santa Fe Railway also moves export wheat and feed grains to Texas ports for shipment to foreign customers.

  . GRAIN PRODUCTS. Principal grain products hauled include corn syrup, flour, soybean meal, vegetable oils, and milled by-products. Flour moves from Kansas and other producing states to domestic users. Oils and syrups generally move from the Midwest into California.

  Automotive. Santa Fe Railway's Automotive unit handles both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, and West.

  Freight Statistics. The following tables set forth certain freight statistics relating to the rail operations of Santa Fe Railway for the periods indicated:

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                             1994   1993   1992
                                                            ------ ------ ------
     Revenue ton-miles (billions).......................... 100.0   90.5   81.4
     Revenue per thousand revenue ton-miles................ $26.38 $26.18 $27.16
     Average haul per ton (miles).......................... 810    771    740

REVENUES BY BUSINESS GROUP

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1994     1993     1992
                                                     -------- -------- --------
                                                           (IN MILLIONS)
   Intermodal
    Direct Marketing................................ $  549.9 $  407.7 $  350.4
    Intermodal Marketing Companies..................    429.2    373.1    392.5
    International...................................    218.8    196.0    169.4
                                                     -------- -------- --------
   Total Intermodal.................................  1,197.9    976.8    912.3
                                                     -------- -------- --------
   Carload Commodities
    Petroleum.......................................    146.1    138.7    136.2
    Chemicals and Plastics..........................    141.0    133.3    141.0
    Consumer/Food Products..........................    129.1    124.7    127.0
    Building Materials and Paper Products...........    120.1    108.1    104.6
    Metals..........................................     83.5     77.6     70.3
                                                     -------- -------- --------
   Total Carload Commodities........................    619.8    582.4    579.1
                                                     -------- -------- --------
   Bulk Products
    Coal............................................    232.0    220.1    194.5
    Minerals, Ores and Other........................    148.2    152.3    162.5
    Grain...........................................    130.2    162.9    143.4
    Grain Products..................................     87.4     82.0     80.5
                                                     -------- -------- --------
   Total Bulk Products..............................    597.8    617.3    580.9
                                                     -------- -------- --------
   Automotive
    Motor Vehicles..................................    196.7    164.1    112.4
    Vehicle Parts...................................     26.9     27.9     24.9
                                                     -------- -------- --------
   Total Automotive.................................    223.6    192.0    137.3
                                                     -------- -------- --------
   Miscellaneous Adjustments........................    --       --         3.3
                                                     -------- -------- --------
   Total Freight Revenue............................ $2,639.1 $2,368.5 $2,212.9
                                                     ======== ======== ========

CARLOADINGS* BY BUSINESS GROUP

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1994    1993    1992
                                                         ------- ------- -------
                                                             (IN THOUSANDS)
   Intermodal:
    Direct Marketing...................................    284.0   207.9   173.4
    Intermodal Marketing Companies.....................    234.6   219.2   240.3
    International......................................    203.2   184.2   161.4
                                                         ------- ------- -------
   Total Intermodal....................................    721.8   611.3   575.1
                                                         ------- ------- -------
   Carload Commodities:
    Petroleum..........................................     95.7    92.9    92.7
    Chemicals and Plastics.............................     71.6    66.1    68.0
    Consumer/Food Products.............................     85.7    77.6    76.4
    Building Materials and Paper Products..............     90.4    83.5    84.6
    Metals.............................................     69.9    63.8    53.1
                                                         ------- ------- -------
   Total Carload Commodities...........................    413.3   383.9   374.8
                                                         ------- ------- -------
   Bulk Products
    Coal...............................................    379.3   351.1   316.8
    Minerals, Ores and Other...........................    123.9   123.8   123.1
    Grain..............................................    112.2   146.8   140.7
    Grain Products.....................................     58.1    54.0    54.1
                                                         ------- ------- -------
   Total Bulk Products.................................    673.5   675.7   634.7
                                                         ------- ------- -------
   Automotive
    Motor Vehicles.....................................    119.1   103.9    70.3
    Vehicle Parts......................................     14.7    15.9    15.2
                                                         ------- ------- -------
   Total Automotive....................................    133.8   119.8    85.5
                                                         ------- ------- -------
   Total Carloadings...................................  1,942.4 1,790.7 1,670.1
                                                         ======= ======= =======

--------
* Each intermodal carload is equal to two intermodal units (trailers or containers).

AVERAGE REVENUE PER CAR BY BUSINESS GROUP

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1994   1993   1992
                                                           ------ ------ ------
   Intermodal
    Direct Marketing...................................... $1,936 $1,961 $2,021
    Intermodal Marketing Companies........................  1,829  1,703  1,633
    International.........................................  1,077  1,064  1,050
                                                           ------ ------ ------
   Total Intermodal.......................................  1,659  1,598  1,586
                                                           ------ ------ ------
   Carload Commodities:
    Petroleum.............................................  1,526  1,492  1,470
    Chemicals and Plastics................................  1,970  2,016  2,071
    Consumer/Food Products................................  1,506  1,608  1,662
    Building Materials and Paper Products.................  1,329  1,295  1,237
    Metals................................................  1,195  1,216  1,325
                                                           ------ ------ ------
   Total Carload Commodities..............................  1,500  1,517  1,545
                                                           ------ ------ ------
   Bulk Products
    Coal..................................................    612    627    614
    Minerals, Ores and Other..............................  1,196  1,230  1,319
    Grain.................................................  1,161  1,109  1,019
    Grain Products........................................  1,503  1,521  1,489
                                                           ------ ------ ------
   Total Bulk Products....................................    888    914    915
                                                           ------ ------ ------
   Automotive
    Motor Vehicles........................................  1,652  1,580  1,599
    Vehicle Parts.........................................  1,828  1,751  1,635
                                                           ------ ------ ------
   Total Automotive.......................................  1,671  1,603  1,606
                                                           ------ ------ ------
   Average Revenue Per Car................................ $1,359 $1,323 $1,323
                                                           ====== ====== ======

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

REAL ESTATE ACTIVITIES; ENCUMBRANCES

  Income net of related expenses attributable to real estate activities of Santa Fe Railway, principally sales of non-operating properties and leasing revenues, was $12.1 million for the year ended December 31, 1994, as compared to $19.4 million in 1993 and $23.9 million in 1992. Santa Fe Railway's non-operating properties, which include over 1.4 million acres of mountain and desert lands with possible mineral potential in California, Nevada, and Utah (which lands are subject to an exploration agreement or mineral leases with SFP
Gold) and over 23,000 acres of other property, are managed by Catellus Management Corporation under a management agreement.

  Substantially all railroad property, real or personal, is subject to liens securing mortgage bonds. These bonds will mature in October 1995. Certain locomotives and rolling stock are subject to equipment obligations, as referred to in Note 12 to the consolidated financial statements on page 28 of SFP's 1994 Annual Report to Shareholders, which information is hereby incorporated by reference.

GOVERNMENT REGULATION AND LEGISLATION

  Rail operations are subject to the regulatory jurisdiction of the ICC, the United States Department of Transportation ("DOT") and the Occupational Safety and Health Administration ("OSHA"), and state regulatory agencies. The ICC has jurisdiction over certain rates, routes, services, issuance or guarantee of Santa Fe Railway securities, extension, sale or abandonment of rail lines, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations. State agencies regulate some aspects of rail operations with respect to health and safety and in some instances intrastate freight rates.

  Santa Fe Railway is subject to extensive regulation under federal, state and local environmental laws covering, for example, discharges to waters, air emissions, toxic substances, and the generation, handling, storage, transportation, and disposal of waste and hazardous materials. These laws and regulations have the effect of increasing the cost and liabilities associated with the operations of Santa Fe Railway. Environmental risks are also inherent in railroad operations which frequently involve transporting chemicals and other hazardous materials.

  Santa Fe Railway expects it will become subject to future requirements regulating air emissions from diesel locomotives that may increase its operating costs. During 1995, the United States Environmental Protection Agency ("EPA") must issue regulations nationally applicable to new locomotive engines. It is anticipated that these regulations will be effective for locomotive engines installed after 1999. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. At this time it is unknown whether California will adopt any locomotive emission standards.

  In February 1995, EPA announced a final Federal Implementation Plan ("FIP") for three regions in southern California designed to bring ambient air quality in line with standards under the federal Clean Air Act for the four-county South Coast (Los Angeles) nonattainment area by 2010 and the Ventura County and Sacramento nonattainment areas by 2005. The FIP was originally proposed in February 1994 when the State of California failed to adopt its own State Implementation Plan ("SIP"). The FIP could be replaced by the California SIP if the SIP is approved by EPA. In the FIP, EPA anticipates adopting national emission standards for newly manufactured and remanufactured locomotives. The FIP adopts a locomotive fleet average requirement for the South Coast area by the years 2007 and 2010 which would require reductions in nitrogen oxides of 50 percent and 60 percent, respectively, from 1990 baseline emissions. National emission standards, when adopted, and state emission standards, if eventually adopted as regulations, would likely increase Santa Fe Railway's operating costs and could possibly result in the use of alternative fuels to meet the standards in southern California.

  Many of Santa Fe Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, Santa Fe Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, Santa Fe Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by Santa Fe Railway, its current lessees, former owners or lessees of properties, or other third parties.

COMPETITION

  Rail operations are subject to intense competition from various modes of transportation, primarily from other railroads, motor carriers, and both inland and intercoastal water carriers. Competition is based upon price, and quality and reliability of service. Other major rail systems and smaller rail carriers compete with Santa Fe Railway in various transport markets for the movement of most commodities. Motor carrier competition, especially in the intermodal area, is pervasive throughout all major markets with the exception of the long-haul electric utility coal markets. In those cases, competition exists from the coal producing regions of the central and northern Rocky Mountain districts as well as the eastern United States. Water competition is present between the Texas Gulf Coast and Mississippi and Illinois River systems as well as between the West and Gulf Coasts and along the West Coast.

                              PIPELINE INVESTMENT

  Santa Fe Pacific Pipelines, Inc. ("SFP Pipelines"), an indirect, wholly owned subsidiary of SFP, serves as the general partner of Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership"), a publicly traded Delaware master limited partnership formed in 1988 to acquire and operate the refined petroleum products pipeline business of SFP. Limited partner interests in the Partnership ("Partnership Units") are traded on the New York Stock Exchange under the symbol "SFL." SFP Pipelines owns a two percent interest as the Partnership's general partner and an approximate 42 percent interest as limited partner. As general partner, SFP Pipelines is entitled to receive two percent of all amounts available for distribution by the Partnership and also an additional incentive depending upon the level of cash distributions paid to unitholders. SFP accounts for its interest in the Partnership on the equity basis.

  In June 1990, SFP organized SFP Pipeline Holdings, Inc. ("SFP Pipeline Holdings"), and contributed to SFP Pipeline Holdings all of the outstanding capital stock of SFP Pipelines. In September 1990, SFP Pipeline Holdings issued $219 million principal amount of Variable Rate Exchangeable Debentures due 2010 (the "Holdings Debentures") at an eight percent discount. The Holdings Debentures are exchangeable under certain circumstances at the option of the holders upon the first to occur of certain specified events or final maturity for substantially all of the Partnership Units that are owned by SFP Pipelines. The interest payable with respect to the Holdings Debentures for a particular quarter is equal to the greater of (i) the distributions of cash from operations declared by the Partnership on the Partnership Units for which such Holdings Debentures are exchangeable and (ii) two percent of the weighted average unpaid balance of such Holdings Debentures outstanding during such quarter, provided that in no event shall the amount of interest paid on the Holdings Debentures exceed an average annual rate of 16 percent since their date of issuance. The Holdings Debentures are listed on the New York Stock Exchange under the symbol "SFLH."

  The Partnership is one of the largest independent pipeline common carriers of refined petroleum products in the United States, and the largest in the western United States, in terms of product deliveries, barrel miles, and pipeline mileage, with approximately 3,300 miles of pipeline and 14 truck loading terminals serving six states. The Partnership transports refined petroleum products via underground pipeline in liquid form, including gasoline, diesel fuel, and commercial and military jet fuel, primarily for integrated petroleum companies, independent refiners, the United States military, and marketers and distributors of such products. The Partnership also operates loading terminals through which refined petroleum products are loaded into tank trucks for further distribution, and provides pipeline service to 44 customer-owned terminals, three commercial airports, and 11 military bases.

  The Partnership's Pipeline System consists of: (1) the South System, which comprises two segments, the West Line, which transports products from Los Angeles to Phoenix and Tucson, Arizona, and various intermediate points, and the East Line, which transports products from El Paso, Texas to Tucson and Phoenix, Arizona, and various intermediate points; (2) the North Line, which transports products primarily from the San Francisco Bay area to various cities in northern California and western Nevada; (3) the Oregon Line, which transports products between Portland and Eugene, Oregon and one intermediate point; and (4) the San Diego Line, which transports products from Los Angeles basin refineries to San Diego, California, and various intermediate points.

  The Pipeline System shipped 349.8 million barrels in 1994, up from 332.7 million barrels in 1993. Approximately 65 percent of the 1994 volumes were gasoline, with the balance divided approximately equally between jet fuels and diesel fuels. The volume of refined petroleum products transported in the Pipeline System is directly affected by the demand for refined petroleum products in the geographic regions served, which can vary seasonally and is based upon the different end uses to which the refined petroleum products delivered may be applied. Although the mix of refined petroleum products transported varies among the pipeline segments constituting the Pipeline System, such variation is not substantial. Tariff rates charged shippers for transportation do not vary for different product types.

  During 1994, the Partnership spent $17.9 million for capital improvements. The Partnership's planned 1995 capital expenditures approximate $32 million.

GOVERNMENT REGULATION AND LEGISLATION

  Substantially all of the Partnership's pipeline operations are common carrier operations that are subject to federal or state rate regulation. The Federal Energy Regulatory Commission (FERC) exercises economic regulatory jurisdiction over interstate shipments through the Pipeline System. For a description of certain FERC proceedings challenging certain of the Partnership's rates and seeking refunds and prospective rate reductions, see the section entitled "FERC Proceeding" under Item 3, Legal Proceedings, in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, which section is hereby incorporated by reference. Intrastate shipments are subject to economic regulation by the California Public Utilities Commission. The Pipeline System is also subject to operating and safety regulation by the DOT, OSHA, and by various state agencies.

  The Partnership's operations are subject to federal, state, and local laws and regulations relating to the protection of the environment, including laws and regulations applicable to water, air, solid waste, and hazardous substances. The discharge of, or contamination of property by, hazardous materials may arise from the transportation and storage of such materials in the Pipeline System. The normal operations of the Pipeline System may result in hazards and expose SFP Pipelines to claims and potential liability for injuries to employees, other persons, property, and the environment.

ITEM 3. LEGAL PROCEEDINGS

  Set forth below is a description of certain legal proceedings involving SFP and its subsidiaries.

SETTLEMENT OF DERIVATIVE STOCKHOLDER ACTION

  On December 17, 1992, an amended complaint was filed in an action entitled David Rodriguez, derivatively on behalf of Santa Fe Pacific Corporation v. John
S. Reed, Robert D. Krebs, W. John Swartz, John J. Schmidt, Joseph F. Alibrandi, Richard J. Flamson III, George B. Munroe, Jack S.

Parker, Jean Head Sisco, Arthur W. Woelfle, Robert E. Gilmore, Michael A. Morphy, Edward F. Swift, Kathryn D. Wriston, John S. Runnells, II, Robert H. West, Alan C. Furth, Ariay Miller, and Benjamin F. Biaggini, Defendants, and Santa Fe Pacific Corporation, a Delaware corporation, Nominal Defendant, in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, No. 92 CH 06618. The amended complaint asserted purported derivative claims on behalf of SFP against present and former directors of SFP and alleged that the defendant directors caused SFP to incur liability in connection with the action brought against SFP in 1985 by Energy Transportation Systems, Inc. and ETSI Pipeline Project (the "ETSI Litigation"). The four counts of the amended complaint alleged breach of fiduciary duty and waste of corporate assets for intentional antitrust violations, negligent failure to stop antitrust violations, failure to timely settle the ETSI Litigation, and failure to take appropriate action against persons who committed antitrust violations. The amended complaint sought damages from the individual defendants in an amount "not less than $342 million." On December 7, 1993, the Board appointed a Litigation Committee consisting of Directors Lindig and Roberts to consider and determine whether or not prosecution of such claims and action was in the best interest of SFP and its stockholders. The Litigation Committee retained counsel and started an investigation.

  The parties entered a stipulation of settlement which was approved by the court on December 14, 1994, and the time for appealing the court's order expired without an appeal having been filed. The settlement is therefore effective and this matter is now terminated. The settlement resulted in the payment to SFP of approximately $8,000,000, provided by certain D&O insurance carriers, which is net of an award of fees and expenses to plaintiff's attorney of $2,710,000 and an incentive award to plaintiff of $40,000.

MERGER-RELATED LITIGATION

  Numerous complaints were filed arising out of SFP's and BNI's proposed participation in the Merger Agreement. On June 30, 1994, shortly after announcement of the proposed BNI-SFP Merger, two purported stockholder class action suits were filed in the Court of Chancery of the State of Delaware (Miller v. Santa Fe Pacific Corporation, C.A. No. 13587; Cosentino v. Santa Fe Pacific Corporation, C.A. No. 13588). On July 1, 1994, two additional purported stockholder class action suits were filed in the Court of Chancery of the State of Delaware (Fielding v. Santa Fe Pacific Corporation, C.A. No. 13591; Wadsworth v. Santa Fe Pacific Corporation, C.A. No. 13597).

  The actions name as defendants SFP, the individual members of the SFP Board of Directors, and BNI. In general, the actions variously allege that SFP's directors breached their fiduciary duties to the stockholders by agreeing to the proposed merger for allegedly "grossly inadequate" consideration in light of recent operating results of SFP, recent trading prices of SFP's common stock and other alleged factors, by allegedly failing to take all necessary steps to ensure that stockholders will receive the maximum value realizable for their shares (including allegedly failing to actively pursue the acquisition of SFP by other companies or conducting an adequate "market check"), and by allegedly failing to disclose to stockholders the full extent of the future earnings potential of SFP, as well as the current value of its assets. The Miller and Fielding cases further allege that the proposed BNI-SFP merger is unfairly timed and structured and, if consummated, would allegedly unfairly deprive the stockholders of standing to pursue certain pending stockholder derivative litigation. Plaintiffs also allege that BNI is responsible for aiding and abetting the alleged breach of fiduciary duty committed by the SFP Board. The actions seek certification of a class action on behalf of SFP's stockholders. In addition, the actions seek injunctive relief against consummation of the Merger and, in the event that the Merger is consummated, the rescission of the Merger, an award of compensatory or rescissory damages and other damages, including court costs and attorneys' fees, an accounting by defendants of all profits realized by them as a result of the Merger, and various other forms of relief.

  On October 6, 1994, shortly after Union Pacific Corporation ("UPC") issued a press release in which it announced a proposal for UPC to acquire SFP (the "UPC Proposal"), plaintiffs in the four lawsuits described above filed in the Court of Chancery of the State of Delaware a Consolidated Amended Complaint (Miller v. Santa Fe Pacific Corporation, C.A. No. 13587). In their Consolidated Amended Complaint, plaintiffs repeat the allegations contained in their earlier lawsuits and further allege that, in light of the UPC Proposal, SFP's directors have breached their fiduciary duties by failing to fully inform themselves about and to adequately explore available alternatives to the merger with BNI, including the alternative of a merger transaction with UPC, and by failing to fully inform themselves about the value of SFP. The Consolidated Amended Complaint seeks the same relief sought in plaintiffs' earlier lawsuits and, in addition, requests that SFP's directors be ordered to explore alternative transactions and to negotiate in good faith with all interested persons, including UPC.

  Also on October 6, 1994, UPC filed in the Court of Chancery of the State of Delaware a lawsuit against SFP, SFP's directors and BNI (Union Pacific Corporation v. Santa Fe Pacific Corporation, C.A. No. 13778). In its Complaint, UPC alleged that SFP's management purportedly rejected the UPC Proposal "out-of-hand" without regard to the facts of the UPC Proposal, and that SFP's directors breached their fiduciary duties by purportedly refusing to negotiate with UPC regarding the UPC Proposal, by refusing to terminate the original merger agreement between BNI and SFP (the "Original Merger Agreement"), and by failing to include in the Original Merger Agreement a provision allowing SFP to terminate the Original Merger Agreement in order to enter an agreement with UPC. UPC sought injunctive relief mandating SFP to negotiate with UPC regarding the UPC Proposal, a declaration that UPC did not tortiously interfere with defendants' contractual or other legal rights, an injunction against defendants from bringing or maintaining any action against UPC alleging that UPC tortiously interfered with defendants' contractual or other legal rights, a declaration that the Original Merger Agreement with BNI permitted SFP to terminate the Original Merger Agreement in order to accept the UPC Proposal or, in the alternative, that the Original Merger Agreement with BNI was invalid and unenforceable for failing to include such a provision, and an award of UPC's costs in bringing its lawsuit, including reasonable attorneys' fees.

  Also, on October 6, 1994, five additional purported stockholder class action suits relating to SFP's proposed participation in the Merger with BNI were filed in the Court of Chancery of the State of Delaware (Weiss v. Santa Fe Pacific Corporation, C.A. No. 13779; Lifshitz v. Krebs, C.A. No. 13780; Stein
v. Santa Fe Pacific Corporation, C.A. No. 13782; Lewis v. Santa Fe Pacific Corporation, C.A. No. 13783; Abramson v. Lindig, C.A. No. 13784). On October 7, 1994, three more purported stockholder class action suits relating to SFP's proposed participation in the Merger with BNI were filed in the Court of Chancery of the State of Delaware (Graulich v. Santa Fe Pacific Corporation, C.A. No. 13786; Anderson v. Santa Fe Pacific Corporation, C.A. No. 13787; Green
v. Santa Fe Pacific Corporation, C.A. No. 13788). All of these lawsuits name as defendants SFP and the individual members of the SFP Board of Directors; the Lifshitz case further names BNI as a defendant. In general, these actions variously allege that, in light of SFP's recent operating results and the UPC merger proposal, SFP's directors have breached their fiduciary duties to stockholders by purportedly not taking the necessary steps to ensure that SFP's stockholders will receive "maximum value" for their shares of SFP stock, including purportedly refusing to negotiate with UPC or to "seriously consider" the UPC Proposal and failing to announce any active auction or open bidding procedures. The actions generally seek relief that is materially identical to the relief sought in the Miller case, and in addition seek entry of an order requiring SFP's directors to immediately undertake an evaluation of SFP's worth as a merger/acquisition candidate and to establish a process designed to obtain the highest possible price for SFP, including taking steps to "effectively expose" SFP to the marketplace in an effort to create an "active auction" in SFP. The Weiss case further seeks entry of an order enjoining SFP's directors from implementing any poison pill or other device designed to thwart the UPC Proposal or any other person's proposal to acquire SFP.

  The Anderson lawsuit was subsequently withdrawn. On October 14, 1994, the Chancery Court entered an order consolidating the remaining 11 purported stockholder class action suits under the heading In Re Santa Fe Pacific Corporation Shareholder Litigation, C.A. No. 13587 (the "Shareholder Litigation").

  On November 4, 1994, a purported stockholder class action suit relating to the proposed Merger was filed in the Chancery Division of the Circuit Court of Cook County of the State of Illinois (Rubin v. Santa Fe Pacific Corporation, No. 94 CH 10022). The action names as defendants SFP and the individual members of SFP's Board of Directors. The action alleged that SFP's directors breached their fiduciary duties to stockholders by rejecting UPC's October 30, 1994 revised merger proposal, which incorporated a revised proposed exchange ratio of .407 shares of UPC common stock for each share of SFP common stock, and that, as a result, SFP's stockholders were deprived of the increase in the market value of their SFP common stock that allegedly would have occurred if SFP's directors had accepted UPC's October 30, 1994 proposal. The action sought certification of a class action on behalf of SFP's stockholders, an injunction preventing SFP and the SFP directors from taking any further action towards accepting the Merger, an award of unspecified general and special damages, appointment of a trustee to supervise the requested relief, establishment of a common fund on behalf of the class and an award of court costs, reasonable attorneys' fees, and any other relief deemed appropriate by the Court. On December 12, 1994, SFP and its directors filed a motion to dismiss the Rubin case on the ground that the consolidated shareholder action previously filed in the Delaware court is a prior pending action between the same parties for the same cause.

  On February 15, 1995, on motion by plaintiff, the court entered an order dismissing the Rubin case.

  On February 24, 1995, subsequent to UPC's announcement of its intention to withdraw its tender offer for SFP common stock, a stipulation was entered by and among the parties to dismiss the UPC lawsuit.

  On March 6, 1995, plaintiffs in the Shareholder Litigation filed a Revised Second Consolidated and Amended Complaint, which supersedes their previously filed complaints. The Revised Second Consolidated and Amended Complaint generally repeats many of the same allegations, and requests relief similar to that requested in plaintiffs' earlier complaints. In addition, the Revised Second Consolidated and Amended Complaint alleges that SFP's directors have breached their fiduciary duties: by proceeding with and completing the joint SFP-BNI Tender Offer; by approving and implementing the Shareholder Rights Plan, which purportedly resulted in a "premature ending" of the "bidding process" by allegedly deterring and defeating UPC's acquisition overtures, exempting BNI from its provisions, and "coercing" SFP stockholders to vote in favor of the SFP-BNI Merger; by approving the termination fee and expense reimbursement provisions of the SFP-BNI Merger Agreement, as amended; by authorizing the stock repurchase provisions of the SFP-BNI Merger Agreement, which allegedly were designed to "lock-up" the SFP-BNI Merger by providing shareholders with an "illusory promise" that the Merger Agreement exchange ratio would increase, while reserving SFP's right not to repurchase such stock; and by purportedly failing to disclose all material facts necessary for SFP's stockholders to evaluate in an informed manner and vote on the SFP-BNI Merger, including purportedly failing to fully disclose the risks that the ICC will not approve the SFP-BNI Merger and purportedly failing to fully disclose SFP's intentions with respect to the repurchase of SFP stock, as permitted by the SFP-BNI Merger Agreement, as well as whether there will be a fair opportunity for all SFP stockholders to "participate" in any SFP stock repurchases, and on what basis. As additional relief to that requested in the earlier complaints, plaintiffs request injunctive and other relief: enjoining consummation of the SFP-BNI Merger; ordering SFP, SFP's directors, and BNI to make unspecified supplemental disclosures to stockholders; requiring SFP to conduct a new vote on the SFP-BNI Merger subsequent to such disclosures; enjoining SFP from improperly or discriminatorily implementing the Shareholder Rights Plan or any other "defensive" tactic; ordering SFP's directors to take all appropriate steps to enhance SFP's value and attractiveness as a merger or acquisition candidate, including "effectively exposing" SFP to the marketplace by means of an active auction on a "level playing field"; and declaring the termination fee and expense reimbursement provisions of the SFP-BNI Merger Agreement invalid and unenforceable. The Shareholder Litigation has been set for trial beginning June 12, 1995.

  On March 13, 1995, SFP and SFP's directors filed a motion to dismiss the Shareholder Litigation on the grounds that the Plaintiffs have failed to state a cause of action upon which relief may be granted. The motion is currently pending in the Delaware court.

  SFP believes that all of these lawsuits are meritless and is opposing them vigorously.

ICC MERGER CASE

  On October 13, 1994, BNI, Burlington Northern Railroad Company ("BN"), SFP, and Santa Fe Railway ("Applicants") filed a railroad merger and control application with the ICC, Finance Docket No. 32549, Burlington Northern Inc. and Burlington Northern Railroad Company--Control and Merger--Santa Fe Pacific Corporation and The Atchison, Topeka and Santa Fe Railway Company. Applicants seek an order, pursuant to 49 U.S.C. (S)(S) 11343-11347 (1988), approving and authorizing BNI's acquisition of control of and merger with SFP, the resulting common control of BN and Santa Fe Railway by the merged company, the consolidation of BN and Santa Fe Railway by the merged company, the consolidation of BN and Santa Fe Railway operations, and the merger of BN and Santa Fe Railway. The ICC is required to enter a final order with respect to the Merger within 31 months after the filing of the application. In response to Applicants' request for the ICC to decide the case on an expedited basis, the ICC served an order effective as of March 9, 1995 adopting a revised procedural schedule which provides for a final decision by August 23, 1995. Interested parties, including other railroads, shippers, and state and federal agencies, and BNI and SFP stockholders may seek to participate in the ICC proceeding on the Merger, consistent with applicable ICC rules, regulations, decisions, and orders, and may participate to support, oppose, or seek to have conditions imposed on the transaction, or, in the case of other railroads, to be included in the Merger.

OTHER CLAIMS

  SFP and its subsidiaries and affiliates also are parties to a number of other legal actions arising in the ordinary course of business, including various governmental proceedings and private civil suits concerning environmental matters. While the final outcome of these and other legal actions cannot be predicted with certainty, considering among other things, the meritorious legal defenses available, it is the opinion of SFP management that none of these claims, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of SFP, although an adverse resolution of a number of these items in a single year could have a material adverse effect on the results of operations for that year.

  For a description of certain claims against SFP Pipelines and the Partnership, see the sections entitled "East Line Litigation and FERC Proceeding," "East Line Civil Litigation" and "Environmental Matters" under
Item 3, Legal Proceedings, of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, which sections are hereby incorporated by reference. Reference is made to Note 8 to the consolidated financial statements on page 26 of SFP's 1994 Annual Report to Shareholders for information concerning certain pending administrative appeals between SFP and the Internal Revenue Service, which information is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted by SFP to a vote of its securities holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Listed below are the names, ages, and positions of all executive officers of SFP (excluding one executive officer who is also a director of SFP) and their business experience during the past five years. Unless otherwise indicated, each executive officer listed below has served in his or her present occupation for at least five years. Executive officers hold office until their successors are elected or appointed, or until their earlier death, resignation, or removal.

RUSSELL E. HAGBERG, 44

  Senior Vice President and Chief of Staff of Santa Fe Railway since January 1994. Prior to that, Vice President--Transportation of Santa Fe Railway from June 1991, Vice President--Human Resources of SFP from June 1990, and Vice President--Human Resources and Administration of Santa Fe Railway from March 1989.

THOMAS N. HUND, 41

  Vice President and Controller since July 1990. Formerly, Assistant Vice President and Controller, Santa Fe Railway from August 1989.

STEVEN F. MARLIER, 49

  Senior Vice President and Chief Marketing Officer of Santa Fe Railway since January 1994. Prior to that, Senior Vice President--Carload Business Unit of Santa Fe Railway since January 1992. Formerly, Regional Manager/General Manager, IBM Corporation (computers and data processing).

DONALD G. MCINNES, 54

  Senior Vice President and Chief Operating Officer of Santa Fe Railway since January 1994. Prior to that, Senior Vice President--Intermodal Business Unit of Santa Fe Railway since January 1992, Vice President--Intermodal of Santa Fe Railway from July 1989, and Vice President--Administration of Santa Fe Railway from January 1989.

JEFFREY R. MORELAND, 50

  Vice President--Law and General Counsel of SFP since October 1, 1994 and Vice President--Law and General Counsel of Santa Fe Railway since June 1989.

MARSHA K. MORGAN, 47

  Corporate Secretary since December 1990. Prior to that, Treasurer from March 1988.

PATRICK J. OTTENSMEYER, 38

  Vice President--Finance of SFP since September 1993. Previously, held a senior credit position with First Empire State Corporation (banking) from September 1992, and was Senior Vice President of Security Pacific National Bank (banking) from October 1989 (which merged with Bank of America National Trust and Savings Association (banking) in April 1992).

DENIS E. SPRINGER, 49

  Senior Vice President and Chief Financial Officer since October 1993. Prior to that, Senior Vice President, Treasurer and Chief Financial Officer from January 1992; Vice President, Treasurer and Chief Financial Officer from January 1991, and Vice President--Finance from April 1988.

IRVIN TOOLE, JR., 53

  Chairman, President and Chief Executive Officer, SFP Pipelines and SFP Pipeline Holdings, Inc. since September 1991. Formerly, Senior Vice President, Treasurer and Chief Financial Officer, SFP Pipelines from December 1988.

DANIEL J. WESTERBECK, 51

  Vice President and Tax Counsel since April 1988.

CATHERINE A. WESTPHAL, 46

  Vice President--Corporate Communications since January 1994. Prior to that, Assistant Vice President--Public Relations from January 1992, Director--Public Relations from January 1991, and Manager--Public Affairs at Santa Fe Railway from January 1990.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Information as to the principal markets on which the common stock of SFP is traded, the high and low sales prices of such stock for the two years ending December 31, 1994, and the frequency and amount of dividends declared on such stock during such period is set forth below the heading "Common Stock Market Prices and Dividends" on page 18 of SFP's 1994 Annual Report to Shareholders and is hereby incorporated by reference. As of February 28, 1995, there were approximately 68,500 holders of SFP common stock. Statements regarding a limitation of dividends on SFP common stock and SFP's expectation regarding the payment of cash dividends in the foreseeable future are set forth in Notes 2 and 12 to the consolidated financial statements on pages 24 and 28, respectively, of SFP's 1994 Annual Report to Shareholders, and in Management's Discussion and Analysis of Results of Operations and Financial Condition on page 12 of SFP's 1994 Annual Report to Shareholders, which information is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

  There is disclosed on page 1 of SFP's 1994 Annual Report to Shareholders selected financial data of SFP for each of the last five fiscal years. Such data with respect to the following topics are incorporated by reference:
Operating Revenues; Income (Loss) from Continuing Operations; Income (Loss) from Continuing Operations Per Common Share; Income from Discontinued Operations; Income from Discontinued Operations Per Common Share; Total Assets; Total Debt; and Cash Dividends Per Common Share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Management's Discussion and Analysis of Results of Operations and Financial Condition appearing on pages 12 through 18 of SFP's 1994 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of SFP and subsidiary companies, together with the report thereon of Price Waterhouse LLP dated February 21, 1995, appearing on pages 19 through 32 of SFP's 1994 Annual Report to Shareholders, are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors of SFP is provided on pages 2 through 4, and information concerning "Compliance with Section 16(a) of the Securities Exchange Act of 1934" is provided under that heading on page 5, of SFP's proxy statement dated March 8, 1995, and is hereby incorporated by reference.

  Information concerning the executive officers of SFP (excluding one executive officer who is also a director of SFP) is included in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning the compensation of directors and executive officers of SFP is provided on page 5 (under the heading "Directors' Compensation") and pages 9 through 14 (excluding the portion of page 14 containing the "Compensation and Benefits Committee Report on Executive Compensation") of SFP's proxy statement dated March 8, 1995, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning the ownership of SFP equity securities by certain beneficial owners and management is provided on pages 2 through 4, and 6 through 7, and information concerning the proposed Merger with BNI is provided on page 8, of SFP's proxy statement dated March 8, 1995, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions is provided on page 5 (under the heading "Certain Relationships and Related Transactions") of SFP's proxy statement dated March 8, 1995, and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

                                                                         PAGE
                                                                       --------
  1. Consolidated Financial Statements:
Report of Independent Accountants dated February 21, 1995.............    [19*]
Consolidated Statement of Operations for the three years ended
 December 31, 1994....................................................    [20*]
Consolidated Balance Sheet at December 31, 1994 and 1993..............    [21*]
Consolidated Statement of Cash Flows for the three years ended
 December 31, 1994....................................................    [22*]
Consolidated Statement of Shareholders' Equity for the three years ended
 December 31, 1994....................................................    [23*]
Notes to Consolidated Financial Statements............................ [24-32*]

--------
  (* Incorporated by reference from the indicated pages of SFP's Annual Report to Shareholders for the fiscal year ended December 31, 1994.)

  2. Consolidated Financial Statement Schedules:

  Consolidated financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to the consolidated financial statements.

  3. Exhibits:

  See Index to Exhibits on pages E-1-E-4 for a description of the exhibits filed as a part of this Report.

  (b) Reports on Form 8-K

  SFP filed the following Reports on Form 8-K during the quarter ended December 31, 1994:

    Registrant filed Amendment No. 1 on Form 8-K/A dated October 5, 1994 to Current Report on Form 8-K (Date of earliest event reported: August 3,
  1994) which included under Item 7, Financial Statements and Exhibits, financial information of SFP amended and restated to reflect SFP's gold operations as discontinued operations. The Financial information included Management's Discussion and Analysis of Results of Operations and Financial Condition, Consolidated Financial Statements, and Notes to Consolidated Financial Statements.

    Registrant filed a Current Report on Form 8-K (Date of earliest event reported: October 5, 1994) which referenced under Item 5, Other Events, and incorporated by reference under Item 7, Financial Statements and Exhibits:
  (a) an October 5, 1994 Union Pacific Corporation ("UPC") press release concerning UPC's proposal of a merger of UPC and SFP; (b) SFP's October 6, 1994 press release announcing the decision of its board of directors to reject UPC's proposal; and (c) a Burlington Northern Inc. ("BNI") press release concerning the reaffirmation of the commitment by the board of directors of BNI to consummate the merger of BNI and SFP as announced on June 30, 1994.

    Registrant filed a Current Report on Form 8-K (Date of earliest event reported: October 19, 1994) which referenced under Item 5, Other Events, and incorporated by reference its October 19, 1994 press release announcing SFP's 1994 third quarter earnings, which press release included a Consolidated Statement of Operations, Condensed Balance Sheet, Condensed Statement of Cash Flows, and other information.

    Registrant filed a Current Report on Form 8-K (Date of earliest event reported: October 28, 1994) which included under Item 5, Other Events, information concerning SFP's distribution to its stockholders of its interests in SFP Gold on September 30, 1994; the proposed merger ("Merger") between SFP and BNI pursuant to the Agreement and Plan of Merger dated June 29, 1994, as amended on October 26, 1994; UPC's October 5, 1994 unsolicited non-binding written proposal to acquire SFP; and certain information included in SFP's Supplemental Joint Proxy Statement/Prospectus dated October 27, 1994 sent to stockholders of record as of October 19, 1994 in connection with a Special Meeting of Stockholders then scheduled for November 18, 1994 to consider the Merger, including Unaudited Pro Forma Combined Financial Statements giving effect to an exchange of 0.34 shares of BNI common stock for each share of SFP common stock pursuant to the Agreement and Plan of Merger, as amended, and other matters under the headings of ICC Approval, Other Regulatory Approvals, Additional Financial Considerations, Prepayment Offer for Certain Debt Obligations of SFP, and Certain Pending Litigation. SFP also incorporated by reference under Item 7, Financial Statements and Exhibits, certain reports by BNI filed pursuant to the Securities Exchange Act of 1934 on Forms 10-K, 10-Q, and 8-K.

    Registrant filed a Current Report on Form 8-K (Date of earliest event reported: November 2, 1994) which reported under Item 5, Other Events, SFP's November 2, 1994 announcement that its board of directors voted to reject UPC's revised, non-binding proposal to acquire SFP made on October 30, 1994.

    Registrant filed a Current Report on Form 8-K (Date of earliest event reported: November 28, 1994) which included under Item 5, Other Events, the November 28, 1994 action by the SFP board of directors to declare a dividend distribution of one right for each outstanding share of SFP common stock of record on December 9, 1994, pursuant to the Rights Agreement dated as of November 28, 1994, between SFP and First Chicago Trust Corporation of New York, as Rights Agent, which agreement was incorporated by reference under Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

  SANTA FE PACIFIC CORPORATION, PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SANTA FE PACIFIC CORPORATION

                                             /s/ Denis E. Springer
                                          By: _________________________________
                                             Denis E. Springer
                                             Senior Vice President and Chief
                                             Financial Officer

Dated: March 29, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF SANTA FE PACIFIC CORPORATION AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                 SIGNATURE                                     TITLE
                 ---------                                     -----


          /s/ Robert D. Krebs               Chairman, President and Chief Executive
___________________________________________   Officer (Principal Executive Officer),
              Robert D. Krebs                 and Director

         /s/ Denis E. Springer              Senior Vice President and Chief Financial
___________________________________________   Officer (Principal Financial Officer)
             Denis E. Springer

           /s/ Thomas N. Hund               Vice President and Controller (Principal
___________________________________________   Accounting Officer)
              Thomas N. Hund

           Joseph F. Alibrandi*             Director
___________________________________________
            Joseph F. Alibrandi

            John J. Burns, Jr.*             Director
___________________________________________
            John J. Burns, Jr.

            George Deukmejian*              Director
___________________________________________
             George Deukmejian

              Bill M. Lindig*               Director
___________________________________________
              Bill M. Lindig

            Michael A. Morphy*              Director
___________________________________________
             Michael A. Morphy

              Roy S. Roberts*               Director
___________________________________________
              Roy S. Roberts


                 SIGNATURE                                     TITLE
                 ---------                                     -----
           John S. Runnells II*             Director
___________________________________________
            John S. Runnells II

             Jean Head Sisco*               Director
___________________________________________
              Jean Head Sisco

             Edward F. Swift*               Director
___________________________________________
              Edward F. Swift

              Robert H. West*               Director
___________________________________________
              Robert H. West

                         /s/ Jeffrey R. Moreland
                     *By: ________________________________
                         Vice President--Law andGeneral
                         Counsel Attorney in Fact

Dated: March 29, 1995

                          SANTA FE PACIFIC CORPORATION

                               INDEX OF EXHIBITS

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
  2.1      Agreement and Plan of Merger ("Original Merger Agreement")
           dated as of June 29, 1994, between Burlington Northern Inc.
           and Santa Fe Pacific Corporation ("SFP"); Letter Agreement
           dated June 29, 1994, regarding corporate governance issues;
           and Letter Agreement dated June 29, 1994, regarding disclosure schedules. Incorporated by reference to Exhibits 2, 99.1, and
           99.2, respectively, of SFP's Current Report on Form 8-K (Date of earliest event reported: June 29, 1994) and to Exhibit 2.1 of SFP's Current Report on Form 8-K/A, Amendment No. 1 (Date
           of Earliest event reported: June 29, 1994) filed on July 29,
           1994 (schedules thereto omitted but will be furnished
           supplementally upon request of the Securities and Exchange
           Commission).
  2.2      Amendment dated October 26, 1994 to Original Merger Agreement.
           Incorporated by reference to Exhibit 10.2 to SFP's Current Re-
           port on Form 8-K (Date of earliest event reported: October 28,
           1994).
  2.3      Amendment No. 2 dated December 18, 1994 to Original Merger
           Agreement.
  2.4      Amendment No. 3 dated January 24, 1995 to Original Merger
           Agreement. Incorporated by reference to Appendix A to SFP's
           Schedule 13E-4/A (Issuer Tender Offer Statement), Amendment
           No. 5 (Date Tender Offer First Published, Sent or Given to
           Securityholders: December 23, 1994).
  3.1      Restated Certificate of Incorporation of SFP (as amended April
           26, 1989). Incorporated by reference to Exhibit 3(a) to SFP's
           Report on Form 10-K for the fiscal year ended December 31,
           1989.
  3.2      By-Laws of SFP (as amended April 27, 1993). Incorporated by reference to Exhibit 3 to SFP's Report on Form 10-Q for the
           Quarter ended March 31, 1993.
  4.1      Rights Agreement dated as of November 28, 1994, between SFP and First Chicago Trust Company of New York, as Rights Agent,
           which includes as Exhibit B thereto the Form of Rights Certif-
           icate. Incorporated by reference to SFP's Current Report on
           Form 8-K (Date of earliest event reported: November 28, 1994).
           Amendment No. 1 to Rights Agreement dated as of January 24,
           1995. Incorporated by reference to Exhibit 99.2 of SFP's Cur-
           rent Report on Form 8-K (Date of earliest event reported: Jan-
           uary 24, 1995).
  4.2      Restated Indenture, dated as of November 1, 1994, between SFP and The First National Bank of Chicago. Incorporated by refer-
           ence to Exhibit 10.1 to SFP's Current Report on Form 8-K (Date
           of earliest event reported: October 28, 1994). SFP Certificate of Determination by Designated Officer.
  4.3      Credit Agreement dated as of January 27, 1995 between SFP and a consortium of banks ("Credit Agreement"). Incorporated by reference to Exhibit 99(p) of SFP's 13E-4/A (Issuer Tender Of-
           fer Statement), Amendment No. 7 (Date Tender Offer First Pub-
           lished, Sent or Given to Securityholders: December 23, 1994).
           First Amendment and Waiver dated as of February 17, 1995, to the Credit Agreement.
           SFP is not filing any other instruments evidencing indebted-
           ness because the total amount of securities authorized under any single such instrument does not exceed 10% of SFP's total assets. SFP will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

--------
* Management contract or compensatory plan or arrangement.

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
 10.1*     SFP 1983 Incentive Stock Option Plan. Incorporated by refer-
           ence to Exhibit 10(b) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1984. Amendments to SFP 1983
           Incentive Stock Option Plan dated May 28, 1987 and October 29,
           1987 are incorporated by reference to Exhibit 10(b) to SFP's
           Report on Form 10-K for the fiscal year ended December 31,
           1987. Amendments to SFP 1983 Incentive Stock Option Plan dated
           February 27, 1990 are incorporated by reference to Exhibit
           10(b) to SFP's Report on Form 10-K for the fiscal year ended
           December 31, 1989. Amendment to SFP 1983 Incentive Stock Op-
           tion Plan dated December 4, 1990 is incorporated by reference to Exhibit 10(b) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1990.
 10.2*     Santa Fe Pacific Corporation Supplemental Retirement Plan
           ("Supplemental Plan"). Incorporated by reference to Exhibit
           10(d) to SFP's Report on Form 10-K for the fiscal year ended
           December 31, 1984. SFP Supplemental Retirement Plan as amended
           October 1, 1989, and Amendment to SFP Supplemental Retirement
           Plan dated February 27, 1990, are incorporated by reference to
           Exhibit 10(d) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1989. Amendment to Supplemental Plan dated
           March 22, 1994, and effective January 1, 1994 is incorporated by reference to Exhibit 10(b), SFP's Report on Form 10-K for the fiscal year ended December 31, 1993.
 10.3*     SFP Incentive Stock Compensation Plan. Incorporated by refer-
           ence to Exhibit 10(e) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1985. Amendments to SFP Incen-
           tive Stock Compensation Plan dated May 28, 1987 and October
           29, 1987 are incorporated by reference to Exhibit 10(e) to
           SFP's Report on Form 10-K for the fiscal year ended December
           31, 1987. Amendments to SFP Incentive Stock Compensation Plan
           dated March 8, 1989, June 8, 1989, and February 27, 1990 are incorporated by reference to Exhibit 10(e) to SFP's Report on
           Form 10-K for the fiscal year ended December 31, 1989. Amend-
           ment to SFP Incentive Stock Compensation Plan effective as of
           July 24, 1990 is incorporated by reference to SFP's Report on
           Form 10-Q for the Quarter ended June 30, 1990. Amendment to
           SFP Incentive Stock Compensation Plan dated December 4, 1990 is incorporated by reference to SFP's Report on Form 10-K for the fiscal year ended December 31, 1990.
 10.4*     Indemnity Agreements dated September 23, 1986 by and between
           SFP and each of its directors and officers. Incorporated by reference to Exhibit A to SFP's Annual Meeting of Stockhold-
           ers-Notice and Proxy Statement-dated March 18, 1987.
 10.5*     SFP Form of Severance Agreement dated November 2, 1987 (appli-
           cable to 30 persons as of March 15, 1995), as adopted in May
           1987 and amended in October 1987. Incorporated by reference to
           Exhibit 10(j) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1987. Amendment to Form of Severance Agree-
           ment dated July 24, 1990 is incorporated by reference to SFP's
           Report on Form 10-Q for the quarter ended June 30, 1990.
           Amendment to Form of Severance Agreement authorized January
           25, 1994 is incorporated by reference to Exhibit 10.1 to SFP's
           Report on Form 10-Q for the quarter ended June 30, 1994.
           Amendment to Form of Severance Agreement dated March 28, 1995.
 10.6*     Trust Agreement dated July 6, 1987 between SFP and Harris
           Trust and Savings Bank as Trustee, as amended on October 28,
           1987 and November 2, 1987. Incorporated by reference to Ex-
           hibit 10(k) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1987. Amendment to Trust Agreement dated
           September 1, 1988. Incorporated by reference to Exhibit 10(i)
           to SFP's Report on Form 10-K for the fiscal year ended Decem-
           ber 31, 1988.

--------
* Management contract or compensatory plan or arrangement.

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
 10.7*     SFP Supplemental Deferred Compensation Plan. Incorporated by
           reference to Exhibit 10(l) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1987.
 10.8*     Retirement Policy for Directors of Santa Fe Pacific Corpora-
           tion, adopted July 26, 1988, and effective January 1, 1988.
           Incorporated by reference to Exhibit 10(l) to SFP's Report on
           Form 10-K for the fiscal year ended December 31, 1988.
 10.9*     SFP Supplemental Executive Retirement Plan adopted as of Octo-
           ber 1, 1989 and Amendment to SFP Supplemental Executive Re-
           tirement Plan dated as of February 27, 1990. Incorporated by reference to Exhibit 10(n) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1989.
 10.10*    MLP Incentive Plan. Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Registration Statement on Form S-1 of
           SFP Pipeline Holdings, Inc. (Commission File No. 33-35638)
           dated August 8, 1990.
 10.11*    Employment Agreement effective as of June 1, 1990 between
           Santa Fe Pacific Pipelines, Inc. and I. Toole, Jr. Incorpo-
           rated by reference to Exhibit 10.16 to Amendment No. 1 to Reg-
           istration Statement on Form S-1 of SFP Pipeline Holdings, Inc.
           (Commission File No. 33-35638) dated August 8, 1990.
 10.12*    Retirement Benefit Agreement dated February 26, 1992 between
           SFP and R. D. Krebs. Incorporated by reference to SFP's Report on Form 10-K for the fiscal year ended December 31, 1991.
 10.13*    The Atchison, Topeka and Santa Fe Railway Company Incentive
           Compensation Plan. Incorporated by reference to Exhibit 10(n)
           to SFP's Report on Form 10-K for the fiscal year ended Decem-
           ber 31, 1991.
 10.14*    The Santa Fe Pacific Pipelines, Inc. Incentive Compensation
           Plan. Incorporated by reference to Exhibit 10.8 to Amendment
           No. 1 to Registration Statement on Form S-1 of SFP Pipeline
           Holdings, Inc. (Commission File No. 33-35638) dated August 8,
           1990.
 10.15*    Santa Fe Pacific Long Term Incentive Stock Plan. Incorporated
           by reference to Exhibit 10.1 to SFP's Report on Form 10-Q for the quarter ended September 30, 1994. Amendment to Santa Fe
           Pacific Corporation Long Term Incentive Stock Plan dated May
           25, 1993, incorporated by reference to SFP's Report on From
           10-Q for the quarter ended June 30, 1993. Amendment to Santa
           Fe Pacific Long Term Incentive Stock Plan dated March 28,
           1995.
 10.16*    Santa Fe Pacific Corporation Supplement Retirement and Savings
           Plan. Incorporated by reference to Exhibit 10(s) to SFP's Re-
           port on From 10-K for the fiscal year ended December 31, 1993.
 10.17*    The MLP Phantom Unit Incentive Plan. Incorporated by reference to Exhibit 10 to Form 10-Q of SFP Pipeline Holdings, Inc. for
           the quarter ended June 30, 1993.
 12        Computation of Ratio of Earnings to Fixed Charges.
 13        1994 Annual Report to Shareholders of SFP (Consolidated Finan-
           cial Highlights on page 1, and pages 12-32, only).
 21        Subsidiaries of SFP.
 23        Consent of Independent Accountants.

--------
* Management contract or compensatory plan or arrangement.

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
 24        Powers of Attorney.
 27        Financial Data Schedule.
 99        Santa Fe Pacific Pipeline Partners, L.P. Report on Form 10-K
           for the fiscal year ended December 31, 1994 (sections in Item
           3, Legal Proceedings, under the headings "East Line Litigation and FERC Proceeding," "FERC Proceeding," "East Line Civil Lit-
           igation," and "Environmental Matters" only).

--------
* Management contract or compensatory plan or arrangement.