Form 10-Q
period 1995-03-31
SANTA FE PACIFIC CORP
filed 1995-05-12
CIK 732639

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended March 31, 1995

                                          or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ___________ to ___________


                            Commission File Number: 1-8627


                             SANTA FE PACIFIC CORPORATION
                         (Exact date of registrant as specified in its charter)


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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Shares Outstanding
                       Class                            March 31, 1995
          -----------------------------            ------------------------
          Common Stock, $1.00 par value               152,115,118 shares

PART I - FINANCIAL INFORMATION

SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)
                                                        Three Months
                                                       Ended March 31,
                                                     1995          1994
                                                 ---------     ---------
Operating Revenues                               $  679.7      $  631.5
                                                 ---------     ---------
Operating Expenses
     Compensation and benefits                      220.5         207.6
     Contract services                               92.1          80.1
     Fuel                                            63.8          58.9
     Equipment rents                                 59.7          60.4
     Depreciation and amortization                   52.5          49.1
     Materials and supplies                          29.1          32.5
     Other                                           57.6          52.2
                                                 ---------     ---------
          Total Operating Expenses                  575.3         540.8
                                                 ---------     ---------
Operating Income                                    104.4          90.7
Equity in Earnings of Pipeline Partnership            6.7           6.3
Interest Expense                                     39.7          29.0
Other Income (Expense)-Net                          (29.8)         26.0
                                                 ---------     ---------
Income From Continuing Operations
   Before Income Taxes                               41.6          94.0

Income Taxes                                         19.3          39.8
                                                 ---------     ---------
Income From Continuing Operations                    22.3          54.2
Income from Discontinued Operations,
   Net of Income Taxes                                  -          13.9
Extraordinary Charge on Early Retirement
   of Debt, Net of Income Taxes                     (24.3)            -
                                                 ---------     ---------
Net Income (Loss)                                $   (2.0)     $   68.1
                                                 =========     =========

Income (Loss) Per Share
       Continuing Operations                     $   0.12      $   0.29
       Discontinued Operations                          -          0.07
       Extraordinary Charge                         (0.13)            -
                                                 ---------     ---------

       Net Income (Loss)                         $  (0.01)     $   0.36
                                                 =========     =========
Average Number of Common and
   Common Equivalent Shares                         180.5         189.9
                                                 =========     =========


     (See accompanying notes to Consolidated Financial Statements)

SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In millions)                                   March 31,   December 31,
                                                    1995            1994
                                               -----------    -----------
Assets
Current Assets
     Cash and cash equivalents,
        at cost which approximates market      $     41.8     $    176.4
     Accounts receivable, less allowances            69.2           62.0
     Materials and supplies                         101.3           95.3
     Note receivable - current                          -           36.2
     Current portion of deferred income taxes       103.5           98.6
     Other                                           17.5           25.2
                                               -----------    -----------
          Total current assets                      333.3          493.7
                                               -----------    -----------
Other Long-Term Assets                              376.7          337.9
Properties, Plant and Equipment                   6,330.3        6,291.8
      Less-accumulated depreciation and
         amortization                             1,549.9        1,550.5
                                               -----------    -----------

 Net properties                                   4,780.4        4,741.3
                                               -----------    -----------

Total Assets                                   $  5,490.4     $  5,572.9
                                               ===========    ===========
Liabilities and Shareholders' Equity
Current Liabilities
     Accounts payable and accrued liabilities  $    635.8     $    724.8
     Long-term debt due within one year             163.9          203.6
                                               -----------    -----------
          Total current liabilities                 799.7          928.4
                                               -----------    -----------
Long-Term Debt Due After One Year                 1,853.9        1,067.4
Postretirement Benefits Liability                   259.3          258.1
Restructuring Liability                             161.2          171.1
Other Long-Term Liabilities                         706.5          699.1
Deferred Income Taxes                             1,195.4        1,191.9
                                               -----------    -----------
Total Liabilities                                 4,976.0        4,316.0
                                               -----------    -----------
Shareholders' Equity
     Common stock                                   190.4          190.0
     Paid-in capital                                797.3          825.8
     Retained income                                288.5          290.5
     Treasury stock, at cost                       (761.8)         (49.4)
                                               -----------    -----------
          Total shareholders' equity                514.4        1,256.9
                                               -----------    -----------
Total Liabilities and Shareholders' Equity     $  5,490.4     $  5,572.9
                                               ===========    ===========

     (See accompanying notes to Consolidated Financial Statements)

SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS                     Three Months
(UNAUDITED)                                             Ended March 31,
(In millions)                                        1995          1994
                                                 -----------   -----------
Operating Activities
 Net income (loss)                               $     (2.0)   $     68.1
 Adjustments to reconcile net income (loss)
  to operating cash flows:
   Income from discontinued operations,
    net of income taxes                                   -         (13.9)
   Extraordinary charge on early
    retirement of debt                                 24.3             -
   Depreciation and amortization                       52.5          49.1
   Deferred income taxes                                9.1          16.8
   Rail restructuring costs paid                      (15.9)        (19.8)
   Imputed interest expense                             4.0           5.2
   Other-net                                          (13.5)        (24.0)
   Changes in working capital:
    Accounts receivable                                (7.2)        (28.5)
    Materials and supplies                             (6.0)        (12.1)
    Accounts payable and accrued liabilities          (89.0)         (4.5)
    Other                                               7.7          (1.0)
                                                 -----------   -----------
 Net Cash Provided By (Used for)
 Operating Activities-Continuing Operations           (36.0)         35.4
 Discontinued Operations-net                              -          32.0
                                                 -----------   -----------
 Net Cash Provided By (Used for)
  Operating Activities                                (36.0)         67.4
                                                 -----------   -----------
Investing Activities
 Cash used for capital expenditures                   (82.4)        (90.2)
 Other-net                                             47.1          73.6
 Discontinued Operations-net                              -         (13.3)
                                                 -----------   -----------
 Net Cash Used for Investing Activities               (35.3)        (29.9)
                                                 -----------   -----------
Financing Activities
 Proceeds from borrowings                           1,000.0             -
 Principal payments on borrowings                    (253.4)        (82.4)
 Purchase of SFP common stock                        (787.0)            -
 Extraordinary charge on early retirement of debt     (24.3)            -
 Other-net                                              1.4           4.0
 Discontinued Operations-net                              -         (10.0)
                                                 -----------   -----------
 Net Cash Used for Financing Activities               (63.3)        (88.4)
                                                 -----------   -----------
Decrease in Cash and Cash Equivalents                (134.6)        (50.9)
Cash and Cash Equivalents:
 Beginning of period                                  176.4          70.3
                                                 -----------   -----------
 End of period                                   $     41.8    $     19.4
                                                 ===========   ===========
Supplemental Disclosure of Cash Flow Information
 Cash paid (refunded) during the period for:
  Interest                                       $     35.9    $     21.4
  Income taxes                                   $        -    $     (0.3)
                                                 ===========   ===========

      (See accompanying notes to Consolidated Financial Statements)
                                  -3-

                SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

        (a) The consolidated financial statements should be read in conjunction with the Santa Fe Pacific Corporation ("SFP", "Registrant" or "Company") Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K"), including those financial statements and notes thereto incorporated by reference from the Registrant's 1994 Annual Report to Shareholders.

        (b) In the opinion of SFP management, the consolidated statement of operations for the three months ended March 31, 1995 and 1994 reflects all adjustments necessary for a fair statement of the results of operations. Except as otherwise disclosed, all adjustments are of a normal recurring nature.

        (c) The consolidated statement of operations for the three months ended March 31, 1995 is not necessarily indicative of the results of operations for the full year 1995.

        (d) Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

        (e) On June 29, 1994, SFP and Burlington Northern Inc. ("BNI") entered into a definitive Agreement and Plan of Merger (as amended, the "Merger Agreement") pursuant to which SFP is to merge with and into BNI, with BNI being the surviving corporation (the "Merger"). The Merger was approved by the stockholders of both SFP and BNI on February 7, 1995. In accordance with the Merger Agreement, BNI and SFP conducted a joint tender offer in which SFP purchased 38 million shares and BNI purchased 25 million shares of SFP common stock at a price of $20 per share, the payment for which shares was made on February 21, 1995 (the "Tender Offer").

            At Merger consummation, each remaining outstanding share of SFP common stock will be converted into at least 0.40 of a share of BNI common stock (the "Exchange Ratio") in a tax-free exchange. Between the Tender Offer and consummation of the Merger, SFP has the right but not the obligation to repurchase up to an additional 10 million shares of SFP common stock, subject to certain financial conditions and limitations of the Merger Agreement and SFP's bank loan facility ("Credit Facility"). The Exchange Ratio will depend on the number of SFP shares repurchased by SFP as well as the number of SFP employee stock options exercised prior to the consummation of the Merger. The Merger Agreement provides for a maximum Exchange Ratio of 0.4347 which will not be reached because, among other reasons, SFP employee stock options have been exercised since December 31, 1994. In addition, the Interstate Commerce Commission's ("ICC") expedited procedural schedule adopted effective March 9, 1995, calls for a final decision on the Merger no later than August 23, 1995; a favorable decision followed by Merger consummation shortly thereafter would likely result in an Exchange Ratio substantially less than the maximum because SFP would have a shorter period of time than would have been available under the previous ICC schedule to exceed the appropriate quarterly tests under the Merger Agreement and Credit Facility and thus generate capacity to make repurchases.

            Through March 31, 1995, SFP has repurchased approximately 1.4 million shares at an average cost of approximately $21.50 per share. The effect of these repurchases, after adjusting for SFP employee stock options exercised since December 31, 1994, was to increase the Exchange Ratio to 0.4044 of a share of BNI common stock for each outstanding share of SFP common stock at March 31, 1995. SFP has met certain performance and financial criteria under the Merger Agreement and Credit Facility and, therefore, is allowed to repurchase additional shares up to an aggregate amount of approximately $22 million in the second quarter. While SFP intends to continue repurchases of shares during the second quarter, there can be no assurances that the maximum repurchases allowed will be completed.

            The consummation of the Merger is subject to various conditions, including approval by the ICC. The Atchison, Topeka and Santa Fe Railway Company ("Santa Fe Railway") and Burlington Northern Railroad Company have entered into agreements with Union Pacific Railroad Company, Southern Pacific Transportation Company and affiliates, and Kansas City Southern Railway Company, among others, whereby those carriers agreed not to oppose the ICC's approval of the Merger in exchange for grants of certain trackage rights, haulage arrangements or other such arrangements.

        (f) During the first quarter of 1995, SFP borrowed $1.0 billion under the Credit Facility. Proceeds of $760 million from the borrowing were used by SFP to purchase 38 million shares of SFP common stock pursuant to the terms of the Tender Offer. The repurchased shares are reflected within treasury stock in the accompanying consolidated balance sheet. The remaining proceeds were used by SFP to repay SFP's $200 million 12.65% senior notes maturing 1998-2000 ("Senior Notes"), plus the costs associated with the retirement. These costs, totaling $40.0 million pre-tax, included $37.0 million for the premium attributable to the early retirement of the Senior Notes and $3.0 million for the write-off of related unamortized debt issue costs. These costs, net of applicable income tax benefits of $15.7 million, have been presented in the accompanying consolidated statement of operations as an extraordinary charge.

            During the first quarter, the Credit Facility was amended:
            (i) to reduce potential borrowings available to SFP from $1.56 billion to $1.36 billion; (ii) to reduce the interest rates applicable to borrowings under the Credit Facility by reducing credit spreads and expanding money market borrowing flexibility and; (iii) to reduce SFP's hedging requirements for interest rate protection to a minimum of $400 million of outstanding borrowings. SFP has outstanding $200 million of fixed-rate debt which is considered interest rate protection under the Credit Facility. Additionally, SFP has entered into seven interest rate swap transactions with a total notional principal amount of $200 million. The interest rate swaps mature from December 1996 through December 1998 and were entered into to match maturities under the Credit Facility. The interest rate swap transactions require payment of a fixed interest rate of approximately 7.6%, and the receipt of a variable interest rate based on LIBOR. The fair value of the swap transactions at March 31, 1995, was an unrealized loss of approximately $2.9 million.

        (g) In September 1994, SFP distributed its remaining interest in Santa Fe Pacific Gold Corporation ("SFP Gold") to SFP shareholders. SFP Gold operations for the first quarter of 1994 are reflected as discontinued operations. Revenues from discontinued operations for the three months ended March 31, 1994, were $84.3 million.

        (h) At March 31, 1995, Santa Fe Railway had entered into various commodity swap and collar transactions with several counterparties covering approximately 136 million gallons of diesel fuel in 1995 which is anticipated to cover approximately 45% of remaining 1995 fuel purchases. Through swap arrangements, Santa Fe Railway has hedged approximately 128 million gallons at an average price of 48 cents per gallon. Additionally, approximately 8 million gallons have been hedged through collar arrangements which allow the price to float between average floor and ceiling prices of 40 cents and 49 cents, respectively. These prices do not include taxes, fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of Santa Fe Railway's diesel fuel. The effect of the fuel hedges was to increase operating expense by $1.2 million and $2.9 million for the three months ended March 31, 1995 and 1994, respectively.
            The fair value of Santa Fe Railway's fuel hedging transactions at March 31, 1995, was an unrealized loss of $0.6 million.

        (i) SFP is a party to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of SFP management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of SFP, although an adverse resolution of a number of these items in a single year could have a material adverse effect on the results of operations for that year.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION

        Results of Operations
        ---------------------

        Current Quarter Compared with Same Quarter of Preceding Year
        ------------------------------------------------------------

        Santa Fe Pacific Corporation ("SFP" or "Registrant") reported a net loss for the first quarter of $2.0 million or $0.01 per share compared to net income of $68.1 million or $0.36 per share last year. The decrease in net income primarily relates to: (i) a $55.8 million decrease in other income (expense)-net; (ii) a $24.3 million after-tax extraordinary charge for early retirement of debt; (iii) $13.9 million of income from discontinued operations in 1994; and (iv) higher interest expense. The above were partially offset by higher operating income. Other income (expense)-net in 1995 included $26.3 million of merger related costs and 1994 included pre-tax gains of $34.2 million related to the sale of an investment and a favorable litigation settlement. Excluding these items, SFP's first quarter 1995 net income from continuing operations was $41.4 million or $0.23 per share compared to $34.5 million or $0.18 per share in 1994.

        Operating income at The Atchison, Topeka and Santa Fe Railway Company ("Santa Fe Railway") for the quarter was $104.4 million, an increase of $13.7 million or 15% over the $90.7 million reported in the first quarter of 1994. Operating revenues of $679.7 million, which includes revenue from miscellaneous transportation related items, rose 8% as carloadings increased 5% and average revenue per car increased 3%.
        The quarterly operating ratio improved to 84.6% from 85.6% in 1994. Freight revenues by commodity for the three months ended March 31, 1995 and 1994 were as follows:

                                                    Three Months Ended
                                                         March 31,
                                                      1995     1994
                                                     ------   ------
                                                      (In millions)
        Intermodal
          Intermodal Marketing Companies            $ 83.5    $ 87.7
          Direct Marketing                           102.1      73.3
          International                               57.4      51.6
          Truckload                                   54.5      49.5
                                                    ------    ------
          Total Intermodal                           297.5     262.1
                                                    ------    ------
        Carload Commodities
          Petroleum                                   34.9      35.5
          Chemicals & Plastics                        36.2      33.6
          Consumer/Food Products                      29.8      34.0
          Building Materials & Paper Products         30.1      29.7
          Metals                                      25.8      21.2
                                                    ------    ------
          Total Carload Commodities                  156.8     154.0
                                                    ------    ------
        Bulk Products
          Coal                                        57.2      59.2
          Minerals, Ores & Other                      37.7      35.3
          Grain                                       40.8      32.7
          Grain Products                              23.8      20.8
                                                    ------    ------
          Total Bulk Products                        159.5     148.0
                                                    ------    ------
        Automotive                                    55.8      57.8
                                                    ------    ------

        Total Freight Revenue                       $669.6    $621.9
                                                    ======    ======

        Intermodal revenues increased 14% to $297.5 million, primarily the result of a 39% increase in direct marketing, due to growth in less-than-truckload business. Carload commodities revenues of $156.8 million were 2% higher than last year due to increased coiled steel and other long haul traffic in metals and higher average revenue per car in chemicals and plastics due to changes in mix, partially offset by lower average revenue per car in consumer/food products. Bulk products revenues of $159.5 million increased 8% principally due to increased shipments of grain for export as well as higher average revenue per car. Automotive revenues of $55.8 million decreased 4% principally reflecting lower average revenue per car due to changes in traffic mix. Recent economic trends have indicated a slowdown in general business activity in the United States. As a result, SFP currently anticipates that revenue levels for the second and third quarters of 1995 could approximate 1994 levels for the comparable periods.

        Operating expenses of $575.3 million increased by $34.5 million or 6%, principally due to the increase in business volume. Compensation and benefits expense rose $12.9 million or 6% reflecting wage increases and the cost associated with additional operating personnel hired to handle increased traffic. Contract services increased $12.0 million due to higher volumes and expanded use of locomotive maintenance contractors. Fuel expense increased $4.9 million or 8% reflecting increases in volumes.

        SFP's equity investment in Santa Fe Pacific Pipeline Partners, L.P. produced income of $6.7 million, up $0.4 million or 6% from last year, due to increased volume. Other income-net, adjusted to exclude the $26.3 million of merger related costs in 1995 and the two favorable special items in 1994, increased $4.7 million, principally due to higher income from real estate activities. Interest expense increased $10.7 million, principally reflecting borrowings under SFP's bank loan facility ("Credit Facility") .

        Financial Condition and Other Matters
        -------------------------------------

        Year-to-Date Cash Flow
        ----------------------
        For the three months ended March 31, 1995, net cash used for operating activities from continuing operations totaled $36.0 million which principally reflects cash used for working capital requirements and restructuring payments (which principally include employee severance, relocation costs and other labor payments), partially offset by net income before depreciation and deferred taxes. Total capital expenditures for the first three months of 1995, which include noncash transactions, were $100.0 million. Noncash transactions of $17.6 million primarily represent reimbursable projects. Capital spending principally related to improvements to track structure and other road properties, new facilities, and equipment, and was primarily funded through available cash balances. Additional cash of $1.0 billion was provided by borrowings under SFP's Credit Facility, $760 million of which was used to repurchase 38 million shares of SFP common stock and approximately $240 million was used to repay SFP's 12.65% $200 million Senior Notes ("Senior Notes") and related costs, as discussed in Note
        (f) to the consolidated financial statements. SFP's ratio of total debt to capital increased to 80% at March 31, 1995 compared to 50% at December 31, 1994, principally reflecting reductions in equity and increases in debt due to share repurchases.

        Rail Restructuring
        ------------------
        Restructuring costs paid were $15.9 million for the first three months of 1995, with annual payments still estimated to be approximately $50 million in 1995.

        Labor Negotiations/Service Interruption
        ---------------------------------------

        Santa Fe Railway is actively involved in industrywide labor contract negotiations which began in late 1994. Wages, health and welfare benefits, work rules and other issues are being negotiated for all rail union employees, which represent over 85% of Santa Fe Railway's work force. These negotiations have traditionally taken place over a number of months and have previously not resulted in any extended work stoppages.

        Santa Fe Railway is party to service interruption insurance agreements under which Santa Fe Railway would be required to pay premiums of up to a maximum of approximately $38 million in the event of work stoppages on other railroads. Santa Fe Railway is also entitled to receive payments under certain conditions if a work stoppage occurs on its property.

        Merger Activities
        -----------------

        On June 29, 1994, SFP and Burlington Northern Inc. ("BNI") entered into a definitive Agreement and Plan of Merger (as amended, the "Merger Agreement") pursuant to which SFP is to merge with and into BNI, with BNI being the surviving corporation (the "Merger"). The Merger was approved by the stockholders of both SFP and BNI on February 7, 1995. In accordance with the Merger Agreement, BNI and SFP conducted a joint tender offer in which SFP purchased 38 million shares and BNI purchased 25 million shares of SFP common stock at a price of $20 per share, the payment for which shares was made on February 21, 1995 (the "Tender Offer").

        At Merger consummation, each remaining outstanding share of SFP common stock will be converted into at least 0.40 of a share of BNI common stock (the "Exchange Ratio") in a tax-free exchange. Between the Tender Offer and consummation of the Merger, SFP has the right but not the obligation to repurchase up to an additional 10 million shares of SFP common stock, subject to certain financial conditions and limitations of the Merger Agreement and SFP's Credit Facility. The Exchange Ratio will depend on the number of SFP shares repurchased by SFP as well as the number of SFP employee stock options exercised prior to the consummation of the Merger. The Merger Agreement provides for a maximum Exchange Ratio of 0.4347 which will not be reached because, among other reasons, SFP employee stock options have been exercised since December 31, 1994. In addition, the Interstate Commerce Commission's ("ICC") expedited procedural schedule adopted effective March 9, 1995, calls for a final decision on the Merger no later than August 23, 1995; a favorable decision followed by Merger consummation shortly thereafter would likely result in an Exchange Ratio substantially less than the maximum because SFP would have a shorter period of time than would have been available under the previous ICC schedule to exceed the appropriate quarterly tests under the Merger Agreement and Credit Facility and thus generate capacity to make repurchases.

        Through March 31, 1995, SFP has repurchased approximately 1.4 million shares at an average cost of approximately $21.50 per share. The effect of these repurchases, after adjusting for SFP employee stock options exercised since December 31, 1994, was to increase the Exchange Ratio to 0.4044 of a share of BNI common stock for each outstanding share of SFP common stock at March 31, 1995. SFP has met certain performance and financial criteria under the Merger Agreement and Credit Facility and, therefore, is allowed to repurchase additional shares up to an aggregate amount of approximately $22 million in the second quarter. While SFP intends to continue repurchases of shares during the second quarter, there can be no assurances that the maximum repurchases allowed will be completed.

        The consummation of the Merger is subject to various conditions, including approval by the ICC. Santa Fe Railway and Burlington Northern Railroad Company ("BN") have entered into agreements with Union Pacific Railroad Company, Southern Pacific Transportation Company and affiliates, and Kansas City Southern Railway Company, among others, whereby those carriers agreed not to oppose the ICC's approval of the Merger in exchange for grants of certain trackage rights, haulage arrangements or other such arrangements.

                              PART II. OTHER INFORMATION
                              --------------------------

        Item 1.  Legal Proceedings
        --------------------------

        Reference is made to the discussion of the railroad merger and control application filed by BNI, BN, SFP, and Santa Fe Railway ("Applicants") with the ICC, Finance Docket No. 32549, BURLINGTON NORTHERN INC. AND BURLINGTON NORTHER RAILROAD COMPANY--CONTROL AND MERGER--SANTA FE PACIFIC CORPORATION AND THE ATCHISON, TOPEKA AND SANTA FE RAILWAY COMPANY, under Part I, Item 3 (Legal Proceedings) in Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994. BN and Santa Fe Railway have reached agreements with other western carriers, including Union Pacific Railroad Company, Kansas City Southern Railway Company, and Southern Pacific Transportation Company and affiliates, which generally involve the granting or exchange of trackage rights or haulage services, or both. As a result of the agreements, which are contingent upon approval of the merger and control application by the ICC, the other carriers agreed not to oppose the merger nor to seek any conditions in the case before the ICC. Various parties, including governmental agencies, other carriers, and shipper interests, have filed comments on the Merger or requests for conditions with respect to potential competitive concerns. Applicants will reply on June 9, 1995.

        Reference is made to the discussion of IN RE SANTA FE PACIFIC CORPORATION SHAREHOLDER LITIGATION, C.A. No. 13587 (Delaware Chancery Court), under Part I, Item 3 (Legal Proceedings) in Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994. The trial in this matter has been rescheduled to begin on July 12, 1995.

        SFP and its subsidiaries and affiliates are also a party to a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these other legal actions cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of SFP management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of SFP, although an adverse resolution of a number of these items in a single year could have a material adverse effect on the results of operations for that year.

        Item 4.  Submission of Matters to a Vote of Security Holders
        ------------------------------------------------------------

        At a special meeting of stockholders held on February 7, 1995, the stockholders of the Registrant voted to approve and adopt the Agreement and Plan of Merger dated as of June 29, 1994, between Burlington Northern Inc. and Santa Fe Pacific Corporation and any amendments thereto (the "Agreement"), by the following vote:

             Of the 188,239,219 total number of shares of common stock outstanding at the close of business December 27, 1994, the record date for determining eligibility of the stockholders to vote at the special meeting of stockholders, each such share being entitled to one vote:

                  139,431,439 shares were voted FOR approval and adoption of the Agreement, constituting a majority of the shares of common stock of the Registrant entitled to vote at the meeting;

                  14,237,046 shares were voted AGAINST approval and adoption of the Agreement; and

                  1,391,061 votes ABSTAINED.

        At the April 25, 1995, annual meeting of stockholders, the Registrant's stockholders voted on one matter, the election of four directors; 152,533,202 shares of common stock were outstanding and entitled to vote as of the March 6, 1995, record date.

             The Stockholders elected the four nominees as directors for a three year term by the following vote:

             Nominees Elected         Votes For           Withheld
             ----------------         ---------           --------

             Joseph F. Alibrandi      128,730,768         1,097,711
             John J. Burns, Jr.       128,766,746         1,061,733
             George Deukmejian        128,481,390         1,347,089
             Jean Head Sisco          128,700,051         1,128,428

             Directors Whose Terms of Office Continue
             ----------------------------------------

             Robert D. Krebs          Roy S. Roberts
             Michael A. Morphy        John S. Runnells II
             Edward F. Swift          Robert H. West
             Bill M. Lindig

        Item 6.  Exhibits and Reports on Form 8-K
        -----------------------------------------

        (a) See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

        (b)  Reports on Form 8-K.

             Registrant filed a Current Report on Form 8-K (Date of earliest event reported: January 18, 1995), which included SFP's fourth quarter 1994 earnings press release.

             Registrant filed a Current Report on Form 8-K (Date of earliest event reported: February 21, 1995), which included a press release announcing the deferral of the distribution date under its Shareholder Rights Plan.

             Registrant filed a Current Report on Form 8-K (Date of earliest event reported: March 7, 1995), related to SFP's decision not to repurchase certain existing debt obligations.

             Registrant filed a Current Report of Form 8-K (Date of earliest event reported: April 19, 1995), which included SFP's first quarter 1995 earnings press release.

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














        Schaumburg, Illinois
        May 12, 1995

                                    EXHIBIT INDEX
                                    -------------

        EXHIBIT
        NUMBER         Description of Exhibit
        -------        ----------------------

          4.1 Second Amendment dated as of March 31, 1995, to the Santa Fe Pacific Credit Agreement, as amended on February 17, 1995.

          4.2 The First Supplemental Indenture dated as of March 31, 1995, to the Restated Indenture dated as of November 1, 1994, between Santa Fe Pacific Corporation ("SFP") and The First National Bank of Chicago.

         10.1 Trust Agreement dated as of March 31, 1995 between SFP and Harris Trust and Savings Bank, as Trustee.

         10.2 Amended and Restated Stock Pledge Agreement, dated as of March 31, 1995, between SFP and Harris Trust and Savings Bank, as Trustee, and Morgan Guaranty Trust Company of New York, as Administrative Agent.

         12 Statement regarding computation of ratio of earnings to fixed charges (as of March 31, 1995 and 1994).

         27            Financial Data Schedule (as of March 31, 1995).