Form 10-Q
period 1995-06-30
SANTA FE PACIFIC CORP
filed 1995-08-11
CIK 732639

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For The Quarterly Period Ended June 30, 1995

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Shares Outstanding
                    Class                               June 30, 1995
        -----------------------------             -------------------------
        Common Stock, $1.00 par value                 151,853,794 shares

PART I - FINANCIAL INFORMATION

SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

                                            Three Months             Six Months
                                           Ended June 30,          Ended June 30,
                                           1995       1994        1995       1994
                                        ---------- ----------  ---------- ----------

Operating Revenues                      $   671.9  $   658.2   $ 1,351.6  $ 1,289.7
                                        ---------- ----------  ---------- ----------
Operating Expenses
  Compensation and benefits                 198.9      209.2       419.4      416.8
  Contract services                          96.7       90.1       188.8      170.2
  Fuel                                       62.7       61.2       126.5      120.1
  Equipment rents                            61.9       62.0       121.6      122.4
  Depreciation and amortization              52.7       50.1       105.2       99.2
  Materials and supplies                     25.4       32.3        54.5       64.8
  Other                                      49.1       55.9       106.7      108.1
                                        ---------- ----------  ---------- ----------
    Total Operating Expenses                547.4      560.8     1,122.7    1,101.6
                                        ---------- ----------  ---------- ----------
Operating Income                            124.5       97.4       228.9      188.1
Equity in Earnings of Pipeline
  Partnership                                 5.7       10.7        12.4       17.0
Interest Expense                             45.4       30.9        85.1       59.9
Other Income (Expense)-Net                   (6.7)       6.7       (36.5)      32.7
                                        ---------- ----------  ---------- ----------
Income From Continuing Operations
  Before Income Taxes                        78.1       83.9       119.7      177.9

Income Taxes                                 30.3       35.5        49.6       75.3
                                        ---------- ----------  ---------- ----------
Income From Continuing Operations            47.8       48.4        70.1      102.6
Income from Discontinued Operations,
  Net of Income Taxes                           -        9.2           -       23.1
Extraordinary Charge on Early Retirement
  of Debt, Net of Income Taxes                  -          -       (24.3)         -
                                        ---------- ----------  ---------- ----------
Net Income                              $    47.8  $    57.6   $    45.8  $   125.7
                                        ========== ==========  ========== ==========

Income (Loss) Per Share
  Continuing Operations                 $    0.30  $    0.25   $    0.41  $    0.54
  Discontinued Operations                       -       0.05           -       0.12
  Extraordinary Charge                          -          -       (0.14)         -
                                        ---------- ----------  ---------- ----------
  Net Income                            $    0.30  $    0.30   $    0.27  $    0.66
                                        ========== ==========  ========== ==========
Average Number of Common and
  Common Equivalent Shares                  159.1      189.7       169.8      189.8
                                        ========== ==========  ========== ==========

             (See accompanying notes to Consolidated Financial Statements)

SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In millions)

[CAPTION]
                                                     June 30,   December 31,
                                                       1995        1994
                                                    ----------  ----------
Assets
Current Assets
  Cash and cash equivalents, at cost which
    approximates market                             $    30.1   $   176.4
  Accounts receivable, less allowances                   59.0        62.0
  Materials and supplies                                 90.7        95.3
  Note receivable - current                                 -        36.2
  Current portion of deferred income taxes              104.0        98.6
  Other                                                  22.2        25.2
                                                    ----------  ----------
    Total current assets                                306.0       493.7
                                                    ----------  ----------
Other Long-Term Assets                                  380.9       337.9

Properties, Plant and Equipment                       6,391.9     6,291.8
  Less-accumulated depreciation and amortization      1,537.0     1,550.5
                                                    ----------  ----------
Net Properties                                        4,854.9     4,741.3
                                                    ----------  ----------
Total Assets                                        $ 5,541.8   $ 5,572.9
                                                    ==========  ==========
Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and accrued liabilities          $   627.5   $   724.8
  Long-term debt due within one year                    148.8       203.6
                                                    ----------  ----------
    Total current liabilities                           776.3       928.4
                                                    ----------  ----------

Long-Term Debt Due After One Year                     1,884.5     1,067.4
Postretirement Benefits Liability                       258.3       258.1
Restructuring Liability                                 152.3       171.1
Other Long-Term Liabilities                             700.6       699.1
Deferred Income Taxes                                 1,225.0     1,191.9
                                                    ----------  ----------
    Total Liabilities                                 4,997.0     4,316.0
                                                    ----------  ----------
Shareholders' Equity
  Common stock                                          190.4       190.0
  Paid-in capital                                       794.1       825.8
  Retained income                                       336.3       290.5
  Treasury stock, at cost                              (776.0)      (49.4)
                                                    ----------  ----------
    Total shareholders' equity                          544.8     1,256.9
                                                    ----------  ----------
Total Liabilities and Shareholders' Equity          $ 5,541.8   $ 5,572.9
                                                    ==========  ==========



        (See accompanying notes to Consolidated Financial Statements)

SANTA FE PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In millions)

[CAPTION]
                                                           Six Months
                                                         Ended June 30,
                                                        1995       1994
                                                     ----------  ----------
Operating Activities
  Net income                                         $    45.8   $   125.7
  Adjustments to reconcile net income to operating
    cash flows:
    Income from discontinued operations,
      net of income taxes                                    -       (23.1)
    Extraordinary charge on early retirement of debt,
      net of income taxes                                 24.3           -
    Depreciation and amortization                        105.2        99.2
    Deferred income taxes                                 38.7        33.7
    Rail restructuring costs paid                        (30.7)      (33.8)
    Imputed interest expense                               8.0        10.4
    Other-net                                            (26.0)      (49.7)
    Changes in working capital:
      Accounts receivable                                  3.0        (3.5)
      Materials and supplies                               4.6       (22.4)
      Accounts payable and accrued liabilities           (97.3)       29.0
      Other                                                3.0        13.4
                                                     ----------  ----------
   Net Cash Provided by Operating
     Activities-Continuing Operations                     78.6       178.9
   Discontinued Operations-net                               -       (11.3)
                                                     ----------  ----------
   Net Cash Provided by Operating Activites               78.6       167.6
                                                     ----------  ----------
Investing Activities
  Cash used for capital expenditures                    (197.5)     (205.8)
  Other-net                                               38.4        79.5
  Discontinued Operations-net                                -       (29.1)
                                                     ----------  ----------
  Net Cash Used for Investing Activities                (159.1)     (155.4)
                                                     ----------  ----------
Financing Activities
  Proceeds from borrowings                             1,047.0           -
  Principal payments on borrowings                      (285.1)     (128.5)
  Purchase of SFP common stock                          (812.2)          -
  Extraordinary charge on early retirement of debt       (24.3)          -
  Other-net                                                8.8         7.1
  Discontinued Operations-net                                -        53.9
                                                     ----------  ----------
  Net Cash Used for Financing Activities                 (65.8)      (67.5)
                                                     ----------  ----------
Decrease in Cash and Cash Equivalents                   (146.3)      (55.3)
Cash and Cash Equivalents:
  Beginning of period                                    176.4        70.3
                                                     ----------  ----------
  End of period                                      $    30.1   $    15.0
                                                     ==========  ==========
Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:
    Interest                                         $    75.6   $    51.4
    Income taxes                                     $    13.6   $    33.5
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

        (b) In the opinion of SFP management, the consolidated statement of operations for the three and six months ended June 30, 1995 and 1994 reflect all adjustments necessary for a fair statement of the results of operations. Except as otherwise disclosed, all adjustments are of a normal recurring nature.

        (c) The consolidated statement of operations for the three and six months ended June 30, 1995 is not necessarily indicative of the results of operations for the full year 1995.

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

            At Merger consummation, each remaining outstanding share of SFP common stock will be converted into at least 0.40 of a share of BNI common stock (the "Exchange Ratio") in a tax-free exchange. Between the Tender Offer and consummation of the Merger, SFP has the right but not the obligation to repurchase up to an additional 10 million shares of SFP common stock, subject to certain financial conditions and limitations of the Merger Agreement and SFP's bank loan facility ("Credit Facility"). The Exchange Ratio will depend on the number of SFP shares repurchased by SFP as well as the number of SFP employee stock options exercised prior to the consummation of the Merger. The Merger Agreement provides for a maximum Exchange Ratio of 0.4347 which will not be reached because SFP employee stock options have been exercised since December 31, 1994 and the anticipated timing of the consummation of the Merger will limit the time available to make repurchases. Through June 30, 1995, SFP has repurchased approximately 2.3 million shares at an average cost of approximately $22.40 per share. The effect of these repurchases, after adjusting for SFP employee stock options exercised since December 31, 1994, was to increase the Exchange Ratio to 0.4073 of a share of BNI common stock for each outstanding share of SFP common stock at June 30, 1995. SFP has met certain performance and financial criteria under the Merger Agreement and Credit Facility and, therefore, is allowed to repurchase additional shares up to an aggregate amount of approximately $36 million in the third quarter. While SFP intends to continue repurchases of shares during the third quarter, there can be no assurances that the permitted repurchases will be completed.

            The consummation of the Merger is subject to various conditions, including approval by the Interstate Commerce Commission ("ICC"). At its July 20, 1995, voting conference, the ICC voted to approve the Merger. In accordance with its procedural schedule, the ICC is expected to issue its formal, written decision by August 23, 1995. The ICC's written decision will specify the effective date of the decision. Depending on the effective date of the ICC decision and the absence of any action to delay or otherwise stay effectiveness, it is possible that the Merger could be consummated as early as the end of the third quarter 1995. Based on the voting conference, the ICC's written decision will place certain limited conditions on the Merger, primarily relating to allowing other carriers to operate on specific portions of tracks of The Atchison, Topeka and Santa Fe Railway Company ("Santa Fe Railway") or Burlington Northern Railroad Company. Given their limited nature, these conditions are not expected to have an adverse effect on the anticipated benefits of the Merger.

            As permitted by the Merger Agreement, BNI and SFP intend to effect the Merger through the use of a holding company and have established BNSF Corporation ("Holdings") for this purpose. Holdings is jointly and equally owned by BNI and SFP. Under this structure (the "Alternative Merger"): (1) Holdings will create two new wholly owned subsidiaries, cause one of the subsidiaries to merge into BNI, and cause the other to merge into SFP; (2) each holder of BNI common stock will receive one share of common stock, par value $0.01 per share, of Holdings ("Holdings Common Stock") for each share of BNI common stock; and (3) each holder of SFP common stock will receive a minimum of 0.40 of a share of Holdings Common Stock for each share of SFP common stock based on the Exchange Ratio. The rights of a stockholder of Holdings will be substantially identical to the rights of a stockholder of BNI, and the Alternative Merger will have the same economic effect on the stockholders of SFP and BNI as the Merger of SFP with and into BNI.

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

            During the first quarter, the Credit Facility was amended:
            (i) to reduce potential borrowings available to SFP from $1.56 billion to $1.36 billion; (ii) to reduce the interest rates applicable to borrowings under the Credit Facility by reducing credit spreads and expanding money market borrowing flexibility and; (iii) to reduce SFP's hedging requirements for interest rate protection to a minimum of $400 million of outstanding borrowings. SFP has outstanding $200 million of fixed-rate debt which is considered interest rate protection under the Credit Facility. Additionally, SFP has entered into seven interest rate swap transactions with a total notional principal amount of $200 million. The interest rate swaps mature from December 1996 through December 1998 and were entered into to match maturities under the Credit Facility. The interest rate swap transactions require payment of a fixed interest rate of approximately 7.6%, and the receipt of a variable interest rate based on LIBOR. The fair value of the swap transactions at June 30, 1995, was an unrealized loss of approximately $7.3 million.

            At June 30, 1995, SFP had also entered into five interest rate swap transactions with a total notional principal amount of $150 million, for the purpose of establishing rates in anticipation of an expected future debt issuance. These swap transactions, which mature in December 2005, call for payment of a fixed interest rate of 6.5%, and the receipt of a variable interest rate based
            on LIBOR.   Any realized gain or loss upon closing of these swap
            transactions will be amortized as an adjustment to interest expense over the term of the related debt. The fair value of the swap transactions at June 30, 1995, was an unrealized gain of approximately $1.3 million.

        (g) At June 30, 1995, Santa Fe Railway had entered into various commodity swap and collar transactions with several counterparties covering approximately 110 million gallons of diesel fuel in 1995 which is anticipated to cover approximately 55% of remaining 1995 fuel purchases. Through swap arrangements, Santa Fe Railway has hedged approximately 80 million gallons at an average price of 49 cents per gallon. Additionally, approximately 30 million gallons have been hedged through collar arrangements which allow the price to float between average floor and ceiling prices of 45 cents and 50 cents, respectively. These prices do not include taxes, fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of Santa Fe Railway's diesel fuel. The fair value of Santa Fe Railway's fuel hedging transactions at June 30, 1995, was an unrealized loss of $2.7 million.

            The effect of the Company's fuel hedging activities was to decrease operating expense by $0.7 million for the three months ended June 30, 1995, and to increase operating expense by $0.5 million for the three months ended June 30, 1994; and increase operating expense by $0.5 million and $3.4 million for the six months ended June 30, 1995 and 1994, respectively.

        (h) In September 1994, SFP distributed its remaining interest in Santa Fe Pacific Gold Corporation ("SFP Gold") to SFP shareholders. SFP Gold operations for 1994 are reflected as discontinued operations. Revenues from discontinued operations for the three and six months ended June 30, 1994, were $93.5 million and $177.8 million, respectively.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION

        Results of Operations
        ---------------------

        Current Quarter Compared with Same Quarter of Preceding Year
        ------------------------------------------------------------

        Santa Fe Pacific Corporation ("SFP" or "Registrant") reported net income of $47.8 million or $0.30 per share compared to $57.6 million or $0.30 per share last year. The decrease in net income primarily relates to: (i) a $14.5 million increase in interest expense; (ii) a $13.4 million decrease in other income (expense)-net; (iii) $9.2 million of income from discontinued operations in 1994; and (iv) a $5.0 decrease in equity in earnings of Santa Fe Pacific Pipeline Partners, L.P. ("Pipeline Partnership"). The above were largely offset by higher operating income of $27.1 million. Despite the decrease in net income, SFP's net income per share was the same as last year due to SFP purchases of common stock discussed in Note (e) which reduced SFP's outstanding shares in 1995. Special items in 1994 include a pre-tax credit of $29.5 million resulting from a change in postretirement medical benefits eligibility requirements related to employees who are no longer currently eligible for benefits, and a $12.3 million pre-tax charge related to an adverse appellate court decision. Excluding these items, SFP's second quarter 1994 net income from continuing operations was $38.5 million or $0.20 per share.

        Operating income at The Atchison, Topeka and Santa Fe Railway Company ("Santa Fe Railway") for the quarter was $124.5 million, an increase of $27.1 million or 28% over the $97.4 million reported in the second quarter of 1994. Operating revenues of $671.9 million, rose 2% as average revenue per car increased 2.5% and carloadings decreased slightly. The quarterly operating ratio improved to 81.5% from 85.2% in 1994. Operating revenues by business group for the three and six months ended June 30, 1995 and 1994 were as follows:

                                            Three Months        Six Months
                                           Ended June 30,     Ended June 30,
                                            1995     1994      1995     1994
                                          -------- --------  -------- --------
                                                     (In millions)
        Intermodal
          Intermodal Marketing Companies  $   84.9 $  101.4  $  168.4 $  189.1
          Direct Marketing                   101.6     80.3     203.7    153.6
          International                       59.6     54.1     117.0    105.7
          Truckload                           59.1     60.0     113.6    109.5
                                          -------- --------  -------- --------
          Total Intermodal                   305.2    295.8     602.7    557.9
                                          -------- --------  -------- --------
        Carload Commodities
          Petroleum                           37.7     35.5      72.6     71.0
          Chemicals & Plastics                35.5     37.0      71.7     70.6
          Consumer/Food Products              29.7     32.4      59.5     66.4
          Building Materials & Paper Prod.    30.7     29.3      60.8     59.0
          Metals                              25.9     19.2      51.7     40.4
                                          -------- --------  -------- --------
          Total Carload Commodities          159.5    153.4     316.3    307.4
                                          -------- --------  -------- --------
        Bulk Products
          Coal                                47.5     58.6     104.7    117.8
          Minerals, Ores & Other              39.2     39.1      76.9     74.4
          Grain                               30.2     26.7      71.0     59.4
          Grain Products                      24.6     20.9      48.4     41.7
                                          -------- --------  -------- --------
          Total Bulk Products                141.5    145.3     301.0    293.3
                                          -------- --------  -------- --------
        Automotive                            56.4     54.7     112.2    112.5
                                          -------- --------  -------- --------

        Total Freight Revenues               662.6    649.2   1,332.2  1,271.1
        Other Revenue                          9.3      9.0      19.4     18.6
                                          -------- --------  -------- --------

        Total Operating Revenues          $  671.9 $  658.2  $1,351.6 $1,289.7
                                          ======== ========  ======== ========

        Intermodal revenues increased 3% to $305.2 million, primarily the result of a 27% increase in direct marketing due to growth in less-than-truckload business, partially offset by a 16% decrease in intermodal marketing companies due to lower volumes. Carload commodities revenues of $159.5 million were 4% higher than last year mainly due to a 25% increase in metals traffic. Bulk products revenues of $141.5 million decreased 3% principally due to decreased shipments of coal, partially offset by higher average revenue per car for grain, grain products, and minerals ores and other. Automotive revenues of $56.4 million increased 3% principally due to 3% higher volumes. Recent economic trends have indicated a slowdown in general business activity in the United States. As a result, SFP currently anticipates that revenue levels for the third quarter of 1995 could approximate 1994 levels for the comparable period.

        Operating expenses of $547.4 million decreased by $13.4 million or 2%, principally due to cost control efforts. Compensation and benefits expense decreased $10.3 million or 5% reflecting lower employment levels, and decreased incentive compensation and benefits expenses. Materials and supplies expense decreased $6.9 million or 21% reflecting lower cost of roadway material and expanded use of locomotive maintenance contractors, which principally accounts for the $6.6 million increase in contract services expense.

        SFP's equity investment in Pipeline Partnership produced income of $5.7 million, down $5.0 million from last year due principally to SFP's equity portion of Pipeline Partnership's provision for environmental related costs, including litigation related to the Sparks, Nevada environmental site. Interest expense increased $14.5 million, principally reflecting borrowings under SFP's bank loan facility ("Credit Facility"), partially offset by lower average interest rates. Other income-net, adjusted to exclude $28.1 million of the credit from the change in postretirement medical benefits eligibility requirements and the $12.3 million adverse appellate court decision in 1994, increased $2.4 million, principally due to higher income from real estate activities.

        Year-to-Date 1995 Compared to Year-to-Date 1994
        -----------------------------------------------

        SFP reported net income of $45.8 million or $0.27 per share for the six months ended June 30, 1995, compared to $125.7 million or $0.66 per share in 1994. The decrease in net income primarily relates to:
        (i) a $69.2 million decrease in other income (expense)-net; (ii) a $25.2 million increase in interest expense; (iii) a $24.3 million after tax extraordinary charge on early retirement of debt; and (iv) $23.1 million of income from discontinued operations in 1994. The above were partially offset by a $40.8 million increase in operating income. Other income (expense)-net in 1995 includes $26.3 million of merger related costs. The first six months of 1994 included the second quarter special items discussed above and first quarter pre-tax gains totaling $34.2 million related to the sale of an investment and a favorable litigation settlement. Excluding these items, SFP's net income from continuing operations for the six months ended June 30, 1995, was $89.2 million or $0.53 per share compared to $73.0 million or $0.38 per share in 1994.

        Santa Fe Railway's operating income for the first six months was $228.9 million compared to $188.1 million a year earlier. Operating revenues of $1,351.6 million improved 5% as average revenue per car increased 3% and carloadings increased 2%. Intermodal revenues increased 8% compared to last year principally due to a 34% increase in direct marketing traffic due to growth in less-than-truckload business, partially offset by lower intermodal marketing companies volumes. Carload commodities revenues increased 3% reflecting a 28% increase in metals revenues due to higher average revenue per car and volumes, partially offset by lower consumer/food products revenues. Bulk products revenues increased 3% as increased shipments and average revenue per car within grain and grain products were partially offset by lower shipments of coal. Automotive revenues decreased slightly, principally reflecting 3% lower average revenue per car partially offset by 2% higher volumes.

        Operating expenses were $1,122.7 million, a 2% increase over last year. Compensation and benefits expense increased $2.6 million reflecting wage increases, largely offset by decreased incentive compensation and benefits expense. Contract services expense was $18.6 million above last year reflecting expanded use of locomotive maintenance contractors. Fuel expense increased $6.4 million reflecting a 3% increase in consumption and a 2% increase in price. Materials and supplies expense decreased $10.3 million reflecting the expanded use of locomotive maintenance contractors as well as decreased roadway material expense.

        SFP's equity investment in Pipeline Partnership produced income of $12.4 million, down $4.6 million from last year due principally to the environmental related costs discussed above. Interest expense increased $25.2 million, principally reflecting borrowings under the Credit Facility, partially offset by lower average interest rates. Other income-net, adjusted to exclude the two second quarter 1994 special items discussed above, the first quarter 1994 gain on the sale of an investment and a favorable litigation settlement, and first quarter 1995 Merger expenses, increased $7.1 million principally due to higher income from real estate activities and lower administrative expenses, partially offset by higher costs related to accounts receivable sales.

        Financial Condition and Other Matters
        -------------------------------------

        Year-to-Date Cash Flow
        ----------------------
        For the six months ended June 30, 1995, net cash provided by operating activities from continuing operations totaled $78.6 million which principally reflects net income before depreciation and deferred income taxes, partially offset by cash used for working capital requirements and restructuring payments (which principally include employee separation and other labor payments). Total capital expenditures for the first six months of 1995, which include noncash transactions, were $232.4 million. Noncash transactions of $34.9 million primarily represent reimbursable projects. Capital spending related principally to improvements to track structure and other road properties, new facilities, and equipment, and was primarily funded through cash from operations and available cash balances. Additional cash of $1,047 million was provided by borrowings under SFP's Credit Facility, $760 million of which was used to repurchase 38 million shares of SFP common stock and approximately $240 million of which was used to repay SFP's 12.65% $200 million Senior Notes ("Senior Notes") and related costs, as discussed in Note (f) to the consolidated financial statements. Additionally, SFP used approximately $52 million in cash to repurchase an additional 2.3 million shares of SFP common stock (see Note (e)). SFP's ratio of total debt to capital increased to 79% at June 30, 1995 compared to 50% at December 31, 1994, principally reflecting reductions in equity and increases in debt due to share repurchases.

        Rail Restructuring
        ------------------
        Restructuring costs paid were $30.7 million for the first six months of 1995, with annual payments estimated to be approximately $60 million in 1995.

        Labor Negotiations/Service Interruption
        ---------------------------------------

        Santa Fe Railway is actively involved in industrywide labor contract negotiations which began in late 1994. Wages, health and welfare benefits, work rules and other issues are being negotiated for all rail union employees, which represent approximately 85% of Santa Fe Railway's work force. These negotiations have traditionally taken place over a number of months and have previously not resulted in any extended work stoppages.

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

        At Merger consummation, each remaining outstanding share of SFP common stock will be converted into at least 0.40 of a share of BNI common stock (the "Exchange Ratio") in a tax-free exchange. Between the Tender Offer and consummation of the Merger, SFP has the right but not the obligation to repurchase up to an additional 10 million shares of SFP common stock, subject to certain financial conditions and limitations of the Merger Agreement and the Credit Facility. The Exchange Ratio will depend on the number of SFP shares repurchased by

        SFP as well as the number of SFP employee stock options exercised prior to the consummation of the Merger. The Merger Agreement provides for a maximum Exchange Ratio of 0.4347 which will not be reached because SFP employee stock options have been exercised since December 31, 1994 and the anticipated timing of the consummation of the Merger will limit the time available to make repurchases. Through June 30, 1995, SFP has repurchased approximately 2.3 million shares at an average cost of approximately $22.40 per share. The effect of these repurchases, after adjusting for SFP employee stock options exercised since December 31, 1994, was to increase the Exchange Ratio to 0.4073 of a share of BNI common stock for each outstanding share of SFP common stock at June 30, 1995. SFP has met certain performance and financial criteria under the Merger Agreement and Credit Facility and, therefore, is allowed to repurchase additional shares up to an aggregate amount of approximately $36 million in the third quarter. While SFP intends to continue repurchases of shares during the third quarter, there can be no assurances that the permitted repurchases will be completed.

        The consummation of the Merger is subject to various conditions, including approval by the Interstate Commerce Commission ("ICC"). At its July 20, 1995, voting conference, the ICC voted to approve the Merger. In accordance with its procedural schedule, the ICC is expected to issue its formal, written decision by August 23, 1995.
        The ICC's written decision will specify the effective date of the decision. Depending on the effective date of the ICC decision and the absence of any action to delay or otherwise stay effectiveness, it is possible that the Merger could be consummated as early as the end of the third quarter 1995. Based on the voting conference, the ICC's written decision will place certain limited conditions on the Merger, primarily relating to allowing other carriers to operate on specific portions of tracks of Santa Fe Railway or Burlington Northern Railroad Company ("BN"). Given their limited nature, these conditions are not expected to have an adverse effect on the anticipated benefits of the Merger.

        As permitted by the Merger Agreement, BNI and SFP intend to effect the Merger through the use of a holding company and have established BNSF Corporation ("Holdings") for this purpose. Holdings is jointly and equally owned by BNI and SFP. Under this structure (the "Alternative Merger"): (1) Holdings will create two new wholly owned subsidiaries, cause one of the subsidiaries to merge into BNI, and cause the other to merge into SFP; (2) each holder of BNI common stock will receive one share of common stock, par value $0.01 per share, of Holdings ("Holdings Common Stock") for each share of BNI common stock; and (3) each holder of SFP common stock will receive a minimum of 0.40 of a share of Holdings Common Stock for each share of SFP common stock based on the Exchange Ratio. The rights of a stockholder of Holdings will be substantially identical to the rights of a stockholder of BNI, and the Alternative Merger will have the same economic effect on the stockholders of SFP and BNI as the Merger of SFP with and into BNI.

                              PART II. OTHER INFORMATION
                              --------------------------

        Item 1.  Legal Proceedings
        --------------------------

        Merger-Related Litigation
        -------------------------

        Reference is made to the discussion of IN RE SANTA FE PACIFIC CORPORATION SHAREHOLDER LITIGATION, C.A. No. 13587 (Delaware Chancery Court), under Part I, Item 3 (Legal Proceedings) in Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994. On May 31, 1995, the Delaware Chancery Court rendered its decision granting the motion to dismiss that was filed by SFP and SFP's directors on March 13, 1995. The plaintiffs have appealed the dismissal and on July 17, 1995, filed their opening brief with the appellate court. SFP and SFP's directors will file their responsive brief on or about August 17, 1995. SFP believes these lawsuits are meritless and continues to oppose them vigorously.

        ICC Merger Case
        ---------------

        Reference is made to the discussion of the railroad merger and control application filed by BNI, BN, SFP, and Santa Fe Railway ("Applicants") with the ICC, Finance Docket No. 32549, BURLINGTON NORTHERN INC. AND BURLINGTON NORTHERN RAILROAD COMPANY--CONTROL AND MERGER--SANTA FE PACIFIC CORPORATION AND THE ATCHISON, TOPEKA AND SANTA FE RAILWAY COMPANY, under Part I, Item 3 (Legal Proceedings) in Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994. At its July 20, 1995, voting conference, the ICC voted to approve the Merger. In accordance with its procedural schedule, the ICC is expected to issue its formal, written decision by August 23, 1995.
        The ICC's written decision will specify the effective date of the decision. Based on the voting conference, the ICC's written decision will place certain limited conditions on the Merger, primarily relating to allowing other carriers to operate on specific portions of tracks of Santa Fe Railway or BN. Given their limited nature, these conditions are not expected to have an adverse effect on the anticipated benefits of the Merger.

        Other Claims
        ------------

        For a description of certain claims against the Pipeline Partnership, see the sections entitled "East Line Civil Litigation and FERC Proceeding" and "Environmental Matters" under Item 1, Legal Proceedings, of the Pipeline Partnership's Report on Form 10-Q for the quarter ended June 30, 1995, which sections are hereby incorporated by reference.

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

        (b)  Reports on Form 8-K.

             Registrant filed a Current Report on Form 8-K (Date of earliest event reported: April 19, 1995) which included under Item 5, Other Events, a reference to, and under Item 6, Exhibits and Reports on Form 8-K, an exhibit consisting of, SFP's April 19, 1995, press release announcing its 1995 first quarter earnings.

             Registrant filed a Current Report on Form 8-K (Date of earliest event reported: May 31, 1995), which included under Item 5, Other Events, action by the Court of Chancery for the State of Delaware dismissing a class action lawsuit purportedly filed on behalf of SFP stockholders against SFP, the individual members of the SFP Board of Directors, and BNI in connection with the proposed merger of SFP and BNI.

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














        Schaumburg, Illinois
        August 11, 1995

                                    EXHIBIT INDEX
                                    -------------

        EXHIBIT
        NUMBER         Description of Exhibit
        -------        ----------------------

         12 Statement regarding computation of ratio of earnings to fixed charges (six months ended June 30, 1995).

         27            Financial Data Schedule (six months ended June 30,
                       1995).